Form 10-K
period 2000-12-31
CONSOLTEX INC/ CA
filed 2001-04-16
CIK 919008

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-K




[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          for the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from   to


Commission file number: 33-75176


                               CONSOLTEX INC.
         (Exact name of registrant as specified in its charter)

                         New Brunswick, Canada
      (state of other jurisdiction of incorporation or organization)

            I.R.S. Employer Identification Number 52-1725169

                       8555, route Transcanadienne
                      Saint-Laurent, Quebec  H4S 1Z6

                (Address of principal executive offices)

               Registrant's telephone number (514) 333-8800

      Securities registered under Section 12(b) of the Act: None.
      Securities registered under Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ] yes [x] no

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computer by reference to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

As of March 26, 2001, there was no voting stock of the Registrant held by non-affiliates.

TABLE OF CONTENTS

PART I...........................................................2

ITEM 1. BUSINESS.................................................2
        General..................................................2
        Development of the Business..............................3
        Business Strategy........................................4
        Business Segments and Operational Structure..............7
          Polypropylene Operations...............................8
          Textile Operations....................................10
        Product Development.....................................11
        Marketing...............................................12
        Raw Materials...........................................13
        Equipment and Technology................................13
        Intellectual Property...................................15
        Capital Expenditures....................................15
        Employees...............................................16
        Regulatory Environment..................................16
        Environmental Regulation................................18

ITEM 2. PROPERTIES............................................. 19

ITEM 3. LEGAL PROCEEDINGS.......................................20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....20

PART II.........................................................21

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.....................................21

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA....................21

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.......... ..........23

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK.................................................. 33

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
        DATA................................................... 37

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.................... 37

PART III .......................................................37

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT...............37

ITEM 11. EXECUTIVE COMPENSATION.................................40

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.........................................45

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........47

PART IV.........................................................47

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K............................................47

             SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements concerning possible or assumed future results of operations of Consoltex and those preceded by, followed by or that include the words may, will, should or the negative of such terms and other comparable terminology. You should understand that the factors described below, in addition to those discussed elsewhere in this report, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements. These factors include:

* material adverse changes in economic conditions in the markets we serve;

* future regulatory actions and conditions in our operating areas;

* competition from others in the textile and packaging industry;

* the integration of our operations with those of businesses we have acquired or may acquire in the future and the realization of the expected benefits; and

* other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the Securities and Exchange Commission.

                                  PART I

ITEM 1. BUSINESS

GENERAL

     IN THIS FORM 10-K, UNLESS THE CONTEXT OTHERWISE REQUIRES, "HOLDINGS" REFERS TO CONSOLTEX HOLDINGS, INC., A DELAWARE CORPORATION AND THE SOLE SHAREHOLDER OF THE REGISTRANT CONSOLTEX INC., AND "CONSOLTEX", "WE", "US", "OUR" AND SIMILAR TERMS REFER TO CONSOLTEX HOLDINGS, INC. TOGETHER WITH ITS DIRECT SUBSIDIARIES, CONSOLTEX INC. AND CONSOLTEX (USA) INC., ITS INDIRECT SUBSIDIARIES AND DIVISIONS AND THEIR RESPECTIVE PREDECESSORS. PLEASE REFER TO "DEVELOPMENT OF THE BUSINESS - OCTOBER 31, 2000" WHICH FURTHER DESCRIBES THE RELATIONSHIP BETWEEN CONSOLTEX HOLDINGS, INC. AND THE REGISTRANT CONSOLTEX INC. WE REFER TO CANADIAN DOLLARS IN THIS FORM 10-K AS C$.

     Consoltex is a North American textile and packaging company. Our activities are divided between two business segments, Polypropylene Operations and Textile Operations, located in the United States, Canada, Mexico and Costa Rica. Consoltex is vertically integrated, from the production of yarn, in its Polypropylene Operations, through to weaving, dyeing, printing, finishing and coating and production of end products such as large bulk bags and small bags. We also conduct our own research and development and maintain our own sales and marketing network. Consoltex has 18 manufacturing plants and employs approximately 6,700 employees. Consoltex supplements production from its 18 manufacturing facilities with fabric converted in the United States as well as raw materials and fabric imported from Asia and Europe.

     Our Polypropylene Operations includes LINQ Industrial Fabrics, Inc. ("LINQ") in South Carolina, Florida, Illinois and Texas; Rafytek, S.A. de C.V. ("Rafytek"); Marino Technologies de Mexico, S.A. de C.V. ("Marino Mexico") and Vera Pak, S.A. de C.V. ("VeraPak") in Mexico; and Rafytica, S.A. ("Rafytica") in Costa Rica. The Polypropylene Operations both:

* extrudes polypropylene yarn and weaves, finishes, and distributes polypropylene-based fabrics for flexible intermediate bulk containers, which we refer to as FIBCS, agrotextiles, woven and non-woven geotextiles, cotton bale and fibre wrap; and

* manufactures end products such as FIBC bags for the chemical, agricultural and food industries and small bags for sugar, fertilizer, flour, animal feed, and other uses.

     Our Textile Operations includes Consoltex Inc. in Canada, The Balson-Hercules Group, Ltd. ("Balson-Hercules") in the United States and Royalton Mexicana, S.A. de C.V. ("Royalton") in Mexico. Our Textile Operations manufactures, converts and imports a diverse range of man-made woven fabrics. In Canada, it manufactures primarily polyester, polyester rayon, voile and nylon based fabrics in its Home Furnishings, Industrial, Outerwear and Fashion divisions. In the United States it operates as an importer and converter for its Craft Home Sewing, Apparel Linings, Seatex, and John King divisions of Balson-Hercules. Royalton in Mexico makes garments primarily for the United States and Mexican markets.

     The address of the principal executive offices of Consoltex Inc. is 8555 route Transcanadienne, Saint-Laurent, Quebec H4S 1Z6, and the telephone number is (514) 333-8800 and the address of the principal executive offices of Consoltex Holdings, Inc. is c/o American Industrial Partners, 551 Fifth Avenue, Suite 3800, New York, New York 10176.

     The following chart sets forth the name and jurisdiction of incorporation of the material subsidiaries of Holdings as of the date hereof, all of which are wholly owned.

[CHART OMITTED]



DEVELOPMENT OF THE BUSINESS

     The registrant, Consoltex Inc., is incorporated under the Business Corporations Act, New Brunswick, by certificate of amalgamation dated October 2, 2000 and is the successor corporation to Consoltex Inc. (Canada) (formerly called Consoltex Group Inc.). Its authorized share capital consists of an unlimited number of common shares without nominal or par value of which there are issued and outstanding 83,370,286-3/5 shares to Consoltex Holdings, Inc.

     MARCH AND SEPTEMBER 1993. Consoltex Inc. completed a C$55 million initial public offering of Subordinate Voting Shares in Canada and in September 1993 Consoltex Inc. and its then subsidiary, Consoltex (USA) Inc., which we refer to collectively as the ISSUERS, completed an offering in the United States of Series A 11% Senior Subordinated Notes due in the year 2003 (the "Series A Subordinated Notes") for proceeds of $120 million. These proceeds were used to acquire LINQ and to pay off Consoltex's fixed rate and working capital indebtedness. The Series A Subordinated Notes were guaranteed by Consoltex (USA) Inc.'s principal indirect subsidiaries.

     MAY 20, 1994. The Issuers completed an Exchange Offer in respect of the Series A Subordinated Notes in which the Issuers exchanged such notes for Series B 11% Senior Subordinated Notes (the "Series B Subordinated Notes") which are identical in all material respects to the Series A Subordinated Notes, except that the Series B Subordinated Notes are registered under the U.S. Securities Act of 1933, as amended.The Series B Subordinated Notes are guaranteed by Consoltex (USA) Inc.'s principal direct subsidiaries.

     MARCH 19, 1996. Consoltex Inc. refinanced all its senior bank debt with a $85 million bank facility including a $50 million working capital revolving line of credit and a $35 million five-year term loan which we refer to as the SENIOR BANK FACILITY. The proceeds of the new facility were used to repay all indebtedness at March 19, 1996 except the Series B Subordinated Notes. This refinancing had no effect on the Series B Subordinated Notes.

     JANUARY 13, 1997.  Consoltex Inc. issued, through a private placement,
3.4 million Subordinate Voting Shares to Clairvest Group Inc. for C$6.1 million. The net proceeds from this private placement were used to repay a portion of Consoltex Inc.'s term bank debt. At the same time, Les Gantiers Holding B.V., then the controlling shareholder of Consoltex Inc., converted 860,000 Multiple Voting Shares on a one-for-one basis into Subordinate Voting Shares and sold these shares to Clairvest.

     OCTOBER 20, 1999.  AIP/CGI NB Acquisition Corp. ("AIP") acquired
100% of the Subordinate Voting Shares of Consoltex Inc. for C$5.60 per share and also acquired an option to purchase 100% of the Multiple Voting Shares from Les Gantiers Holding B.V. As a result of the AIP acquisition, the Subordinate Voting shares ceased to be listed on the Montreal and Toronto stock exchanges and Consoltex Inc. ceased to be a reporting issuer with Canadian securities regulatory authorities. After the AIP acquisition, Les Gantiers Holdings B.V. still controlled Consoltex Inc. through Les Gantiers Holding B.V.'s ownership of 100% of Consoltex Inc.'s Multiple Voting Shares.

     DECEMBER 16, 1999. Consoltex Group Inc. (as it was then called) was continued under the Business Corporations Act, New Brunswick.

     JANUARY 1, 2000. Consoltex Inc. (Quebec), then the operating subsidiary of Consoltex Group Inc. was wound up into Consoltex Group Inc. in that Consoltex Group Inc. acquired all of the assets and assumed all of the liabilities of the former Consoltex Inc. On January 3, 2000 Consoltex Group Inc. changed its name to Consoltex Inc. On January 5, 2000, Consoltex Inc. (Quebec) was renamed 9085-9125 Quebec Inc. and is currently inactive pending dissolution.

     SEPTEMBER 29, 2000. AIP exercised an option to purchase 100% of the Multiple Voting Shares of Consoltex Inc. from Les Gantiers Holding B.V. Consoltex Inc. obtained consents to this change of control as required under both the indenture for the Series B Subordinated Notes and the credit agreement for the Senior Bank Facility. Also on this date, American Industrial Partners Capital Fund II, L.P. made a capital contribution of $37,377,00 to Holdings.

     OCTOBER 31, 2000. Consoltex Inc. sold 100% of the shares of its subsidiary Consoltex (USA) Inc. to its sole shareholder, Consoltex Holdings, Inc. Consoltex Holdings, Inc. then became the consolidating entity for all of the companies formerly consolidated under Consoltex Inc. In this Form 10-K, the registrant Consoltex Inc. is reporting on a consolidated basis with Holdings because the significant financial information as to the creditworthiness of the Issuers, taking into consideration the subsidiary guarantors, is reflected in the consolidated financial statements of Holdings, a parent guarantor of the Series B Subordinated Notes.

     NOVEMBER 7, 2000. Consoltex entered into a Second Amended and Restated Credit Agreement which, among other things, extended the Senior Bank Facility to December 31, 2001.

     APRIL 1, 2001. Consoltex is in the process of merging Marino Mexico and VeraPak into Rafytek following the sale by LINQ of all of the shares of Marino Mexico to Consoltex's Mexican holding company Consoltex Mexico, S.A. de C.V. The purpose of the merger is to simplify Consoltex's legal structure in Mexico. It is expected that the merger will be effective April 1, 2001 pending receipt of local governmental approvals and documentation.

Business Strategy

     Consoltex believes there are significant opportunities to expand its market share and develop new businesses in the North American textile industry. Consoltex's business strategy is four-fold:

* to emphasize high quality differentiated and specialty man-made fabrics;

* to increase penetration of fabric and fabric packaging in the United
   States;

* to exit those business and product lines that are not core business and which do not provide an adequate return; and

* to improve the efficiency, quality and throughput of our core manufacturing facilities.

     EMPHASIZING HIGH QUALITY DIFFERENTIATED AND SPECIALTY MAN-MADE FABRICS. Consoltex focuses its manufacturing, marketing and research and development on high quality differentiated and specialty man-made fabrics which typically have higher profit margins than commodity products. As a result of its state-of-the-art technology, flexible manufacturing processes and experience in developing specialized products, Consoltex's product lines are well-positioned to capitalize on future growth in new and existing markets for man-made fabrics. These fabrics are less susceptible to import competition due to the significant level of customer interaction required to develop fabrics of this type.

     Technological advances have resulted in man-made fibers outperforming competing fabric types. These advances have opened many new markets in environmental, military, safety, medical, construction, packaging, transportation, industrial and technically driven end-use markets.

     Through research and development and through licensing and other agreements, Consoltex is manufacturing and supplying unique proprietary-type fabrics for specialized industrial and domestic uses and seeks to continue to expand in this area.

     INCREASED PENETRATION OF FABRIC AND FABRIC PACKAGING IN THE UNITED STATES. Consoltex is actively pursuing increased penetration of the substantially larger U.S. market from its subsidiaries in both Canada and Mexico. This strategy capitalizes on Consoltex's vertical integration and growing Mexican manufacturing capacity which provides Consoltex with cost and service advantages in the U.S. market.

     This business strategy has been enhanced by the Free Trade Agreement ("FTA") and North American Free Trade Agreement ("NAFTA") which came into effect in 1989 and 1994, respectively. The FTA provided for a decreased level of import tariffs for Canadian exports to the United States. Consequently, the FTA permitted Consoltex to compete against U.S. manufacturers on a more equitable basis while providing a major advantage for Consoltex over exporters from most other countries to the U.S. market. The FTA was expanded by NAFTA which enlarged the trading zone to include Mexico. As a result of the FTA's staged duty reductions, which continued under NAFTA, Consoltex's Canadian exports to the United States were duty free effective January 1, 1998, for NAFTA origin goods, while imports into the United States, of woven man-made fabrics, from most other countries were assessed a 15.7% duty in 2000. Duty on Mexican polypropylene fabric exports to the United States, which were subject to a 2.6% duty rate in 1998 ceased to exist on January 1, 1999.

     Consoltex also obtains some benefits from the comprehensive U.S. quota system which establishes quotas on the import of various fabrics from many low cost countries into the United States, thereby limiting access of many other countries to certain of Consoltex's target markets. These benefits will, however, diminish as a result of the January 1, 1995 Agreement on Textiles and Clothing (the "Transition Agreement") concluded during the Uruguay Round of the General Agreement on Tariffs and Trade ("GATT"). The agreement provides that, at the end of the ten-year transition period created for the integration of textiles and clothing into GATT rules, or by 2005, the United States, and any other GATT member countries presently having quotas, shall no longer have such quotas in place. However, as indicated under the section of this Form 10-K entitled "Regulatory Environment - Transition Agreement", Consoltex believes that it will be able to withstand any increase in competition caused by regulatory changes.

     EXITING THOSE BUSINESS AND PRODUCT LINES THAT ARE NOT CORE BUSINESSES AND WHICH DO NOT PROVIDE AN ADEQUATE RETURN. We undertook an analysis of each of Consoltex's businesses and product lines during the second half of the year ended December 31, 2000. The result of this detailed review and analysis is that certain businesses and product lines have not in the past, are not currently, and have no reasonable future prospect of providing adequate returns to Consoltex. As a result, we intend to exit from these businesses in 2001. The resulting proceeds will be applied to our Senior Bank Facility. We expect that management time, efforts and corporate resources will then be better focused on managing and growing our core businesses. We took appropriate reserves and provisions during the fourth quarter of 2000 for the winding down or selling of these businesses. These reserves and provisions were charged to earnings in the fourth quarter.

     IMPROVE THE EFFICIENCY, QUALITY AND THROUGHPUT OF OUR CORE
MANUFACTURING FACILITIES. We have three sets of core manufacturing facilities:

(A) two large polypropylene extrusion, beaming, weaving and coating facilities (one in South Carolina and the other in Mexico);

(B) eight polypropylene facilities which manufacture FIBC bags (two in the United States and six in Mexico); and

(C) five large textile beaming, weaving, dyeing, finishing and coating plants in Canada.

     Our strategy is to make improvements in processes and to upgrade equipment to make these plants as efficient as possible while producing first quality end products that meet our customers' stringent requirements. We expect that this strategy, combined with a focused effort to keep our plants operating as close to manufacturing capacity as possible, will generate positive future increases in cash flow.

BUSINESS SEGMENTS AND OPERATIONAL STRUCTURE

     The following chart sets forth the structure of Consoltex:

[CHART OMITTED]

        Consoltex has two business segments, the Polypropylene Operations and Textile Operations. Each of these two operations functions as an independent business unit responsible for its own strategy, research and development, production, marketing and sales. For certain financial information about our business segments, as well as certain financial information about the geographical areas in which we operate, refer to Note 18 to our consolidated financial statements located elsewhere in this report. The following table sets forth each of our business segments together with its major product lines, major customers and end uses for the years ended December 31, 2000 and 1999.

     The Polypropylene Operations accounted for 43% and 38% of Consoltex's sales and 35% and 37% of Consoltex's gross profits for the year ended December 31, 2000 and 1999, respectively, while the Textile Operations accounted for 57% and 62% of Consoltex's sales and 65% and 63% of Consoltex's gross profits for the year ended December 31, 2000 and 1999, respectively.


BUSINESS      MAJOR PRODUCT MAJOR          END USES
SEGMENTS      LINES         CUSTOMERS

POLYPROPYLENE Woven fabrics FIBC bag       Containers for transportation of
OPERATIONS    for FIBC      manufacturers, dry flowable goods, construction
              bags,         construction   supplies to stablize soil,
              geotextiles,  suppliers,     landscaping, cotton bale and
              agrotextiles, nurseries,     fibre wrap, mesh bags for fruits
              cotton bale   cotton         and vegetables, bulk bags and
              wrap, non-    growers,       small bags for chemicals, bulk
              woven fabrics chemical,      foodstuff, agricultural and
              for           agricultural   fertilizer products
              geotextiles,  companies,
              FIBC bags,    sugar  and
              small bags,   flour
              valve bags    producers and
              and fiber     fertilizer
              boxes         manufacturers

TEXTILE       Polyester and Home           Curtains, drapes, bedspreads and
OPERATIONS    polyester     furnishings    home accessories,
              blend         manufacturers, winter outerwear, skiwear, outer
              fabrics, high retailers,     jackets, rainwear, men's and
              twist         fabric         ladies slacks, suits, skirts,
              polyester,    wholesalers,   coordinates, suits and dresses;
              microfiber    jobbers,       children's sportswear; men's and
              nylon and     apparel        women's suit linings, printed
              polyester,    manufacturers  fabrics, non-apparel and
              jacquard,     and designers, industrial nylon and polyester
              wide width    industrial     specialized fabrics, fabrics for
              polyester     hospitals,     sports, military, medical,
              voile, nylon  coaters and    industrial and recreational
              and acetate   laminators,    products
              fabrics and   and sport
              blends,       manufacturers
              acetate,      and retailers,
              cotton and    home sewing,
              polyester     crafts and
              and, craft    quilt
              home sewing   industries
              printed
              fabrics



POLYPROPYLENE OPERATIONS

     The Polypropylene Operations is comprised of LINQ in South Carolina, Florida, Illinois and Texas; Rafytek, Marino Mexico and VeraPak in Mexico; and Rafytica in Costa Rica.

     PRODUCT RANGE. The Polypropylene Operations designs, manufactures, distributes and sells polypropylene-based woven and non-woven industrial textiles for specialty and commodity applications. The Polypropylene Operations' specialty industrial textiles consist of FIBC fabrics and bulk bags, agrotextiles and geotextiles. The Polypropylene Operations has a leading market share in each of its three specialty textile segments. Its commodity industrial textiles include cotton bale wrap, spiral tubing and fibre wrap; small bags for sugar, fertilizer, flour, animal feed and mesh bags for fruits and vegetables.

     FIBC fabric is used in the production of large, flexible, woven polypropylene bags. FIBC bags are used to transport virtually any dry flowable product. FIBC bags offer significant cost savings and enhanced performance compared to alternative products because of their size and ease of use. FIBC bags significantly decrease material handling costs for users for the following reasons:

* one FIBC bag holds approximately the same amount of material as 4.5 steel or fiber drums;

* FIBC bags eliminate the need for pallets, strapping or stretchwrap; and

* a single large FIBC bag can be used instead of numerous smaller bags.

     FIBC bags provide superior moisture and dust infiltration reduction compared to alternative products. FIBC bags can be recycled, reused and easily reshipped once the contents of the bag have been emptied.

     Geotextile products are woven and non-woven fabrics used in the construction industry to:

*  stabilize and prolong surface life of roads and sidewalks;

* enhance drainage protection to maintain flow of drains and septic systems;

*  contain and control soil during excavations;

*  provide strength for soil reinforcement;

*  assist in exposure control; and

*  help contain environmental waste in landfills.

     Agrotextile products are woven and non-woven fabrics used for ground cover, winterization, and landscaping. Agrotextiles are primarily used to prevent weed growth and allow water penetration. Needle-punched landscape fabrics are designed to prevent the penetration of sunlight while allowing the absorption of water into the underlying soil.

     Cotton bale wrap is a woven ultraviolet-stabilized fabric used to wrap cotton bales and synthetic fibers. Since the early 1980s, woven polypropylene bale wrap has replaced jute as the primary means for wrapping cotton. Polypropylene provides superior protection from moisture, dirt and other contaminants, thereby improving the quality of the cotton to the end user.

     The Polypropylene Operations' Mexican operations produce woven polypropylene bags, which we refer to as SMALL BAGS, for the sugar, fertilizer, flour, chemical and agricultural industries. Products include 25 to 50 kilogram sacks for packaging sugar, fertilizer and flour, and open mesh sacks used for agricultural produce. We plan to sell or shut-down our small bags business as part of our divestment strategy described under "-Business Strategy". Other product lines, which we refer to as SPECIALTY PRODUCTS, include postal service bags, open mesh sacks, fiber boxes (cube shaped bags for packing fiber), valve bags, FIBC bags and FIBC fabric.

     CUSTOMER BASE. The Polypropylene Operations' fabric customers are comprised of both fabricators and distributors who resell the Polypropylene Operations' products to end-users such as producers and manufacturers of agricultural and industrial products. The Polypropylene Operations sells FIBC fabric to more than 15 bag manufacturers in the United States and Mexico who cut and sew the fabric into FIBC bags. The Polypropylene Operations also makes and sells its own FIBC bags for sale to chemical, agricultural and industrial companies. The Polypropylene Operations provides geotextiles to construction supply companies and contractors through an extensive and well-developed distributor network. Agrotextile fabric is sold to distributors in rolls. The fabric is then cut into smaller quantities for sale to nurseries, do-it-yourself retailers and landscaping stores. Customers for commodity products are suppliers to cotton gins as well as, agricultural, sugar, fertilizer, flour and chemical producers. The Polypropylene Operations has over 1,000 customers located in the United States, Mexico, Central and South America. The Polypropylene Operations's largest customer accounted for 4% of its total sales in 2000 while the top five customers accounted for approximately 12% of its total sales in 2000.

     COMPETITION. In the U.S. market, as a manufacturer of polypropylene-based woven and non-woven industrial textile products, LINQ is one of the top four manufacturers in terms of sales in four of its product lines. In its FIBC fabric and cotton bale wrap LINQ competes primarily with Amoco Fabrics and Fibers Co. ("Amoco"). In FIBC fabrics,
LINQ has the leading market share. In cotton bale wrap, LINQ is one of only two major suppliers of polypropylene fabric in this market. In geotextiles, LINQ is one of the four significant producers. In agrotextiles, LINQ is within the top three of five significant producers but is a market leader in woven landscaping fabric. In FIBC bags, the combined operations of Marino and Rafytek give the Polypropylene Operations the leading market share in the fabric container market. Certain of the Polypropylene Operations' U.S. competitors, including Amoco and Synthetic Industries, are significantly larger and have substantially greater resources. The pricing policies of the Polypropylene Operations' competitors have at certain times in the past limited the Polypropylene Operations' ability to increase its prices or have caused it to lower the prices of certain of its products.

     In the Mexican market for small bags, Rafytek has over a dozen local competitors. Rafytek is one of the three largest manufacturers and suppliers of small bags in Mexico.

     In the area of specialty products in Mexico, Rafytek has four other major competitors but we believe that Rafytek differentiates itself from its competition through its technical, service and marketing capabilities.

TEXTILE OPERATIONS

     The Textile Operations is comprised of Consoltex Inc. in Canada, including its Home Furnishings, Industrial, Outerwear and Fashion divisions; Balson-Hercules in the United States, including its John King, Seatex, Apparel Linings and Craft Home Sewing divisions; and Royalton in Mexico.

     PRODUCT RANGE. The Textile Operations specializes in the design and manufacture of a diverse range of high quality, specialty fabrics made with, polyester and blends of polyester nylon and nylon blends and rayon. A variety of products are developed by using specialized yarns to produce unusual two and three color yarn dye effects, utilizing looms equipped with dobby attachments to create intricate patterns and narrow and wide-width jacquard looms which produce intricate jacquard designed fabrics.

        The Textile Operations also converts and imports a wide range of basic nylon and specialized fabrics for cold and wet-weather apparel, athletic wear, sports and recreation uses, medical uses, military uses and various industrial applications. It also operates as a converter of apparel lining fabrics such as acetate and Bemberg rayon for men's and women's wear, and sells printed acetate, polyester and cotton fabrics to the home sewing market. A converter is a purchaser of unfinished goods from a weaving mill who subcontracts the dyeing, printing and finishing required for such goods to a commission dyer and printer. The Textile Operations imports finished and unfinished fabrics into the United States from Asia and distributes fabrics within Asia and Europe to low cost labor countries where fabrics are cut and sewn into garments and exported to the United States. Royalton manufactures brand name outerwear garments in Mexico for sale in Mexico and private label garments for distribution to the Textile Operations' existing customer base in the United States. Consistent with our divestment strategy, we intend to sell all or part of our converting and importing business in 2001. For a fuller discussion of our divestment strategy see "-Business Strategy".

        For the home furnishings market, the Textile Operations pioneered the production of wide-width voile in North America using polyester high twist yarns and produces various weights and constructions of polyester, sheer and poly-rayon blends with a variety of finishing techniques such as "burnout" and "crushing". Wide-width voile is a curtaining fabric used for windows. It enables the fabric to be used sideways, avoiding seams in curtains.

     CUSTOMER BASE. Textile Operations' customer base consists of U.S. and Canadian skiwear, rainwear, golf bag, recreational and fashion apparel manufacturers, with major end-uses being outerwear, skiwear, industrial, military uniforms, women's, men's and children's-wear manufacturers of sportswear, coordinates, pants, suits and dresses. The Textile Operations also sells to the home furnishings market where it supplies U.S. and Canadian wholesale distributors and manufacturers who supply or make draperies, tablecloths, curtains, bedspreads and home accessories. The Apparel Linings division sells its products principally to the major men's clothing manufacturers in the United States as well as large retailers for the cut and sew market. The Textile Operations serves a wide customer base with over 1,500 customers in Canada and over 3,000 customers in the United States. The Textile Operations' largest customer accounted for 3.9%of its total sales in 2000 while the top five customers accounted for approximately 13.3% of its total sales in 2000.

     COMPETITION. The Textile Operations' competition in nylon and technical fabrics and polyester-based apparel-fabric markets is fragmented. U.S. converters, large U.S. mills and imported fabric manufacturers are our primary competitors. Imported garments also compete indirectly with certain of the divisions as they displace consumption of the products of Consoltex's North American customers thereby reducing demand for Consoltex's fabrics. The competition in high quality wide-width voile fabrics is mainly from European producers while competition for other home furnishings fabrics and accessories are from a wide range of Canadian, Mexican and U.S. manufacturers.

PRODUCT DEVELOPMENT

     Textile manufacturers generally engage in product development rather than basic research. The Textile Operations' product development is carried out on a divisional basis with specialists who focus their efforts on process and product development to meet the specific needs of customers. Product development involves ongoing production trials, product testing, sample preparations, reviews and fine-tuning with customers, suppliers and end-users.

     Textile Operations' emphasis on new product development extends throughout its manufacturing operations where special equipment is dedicated to making sample runs and product trials are given priority status on weaving and finishing equipment.

     In the Home Furnishings and Fashion divisions, in approximately 90% of cases, Consoltex develops fabric patterns, finishes and colors jointly with the customer. The plants have their own product development center for the development and testing of new fabrics, dyes and finishes. Product development works closely with the merchandising department which is responsible for researching fashion trends and developing new product lines each season based on expectations of consumer preferences. Pattern and finish combinations are analyzed by the product development group which determines whether the plants have the capability to manufacture the fabric and at what cost. These determinations, combined with an estimate of the size of the market and expected selling price, enable management to decide if the product is worth producing. In the Outerwear and Industrial divisions, new products include improved waterproof breathable fabrics, wicking fabrics, mechanical stretch fabrics and stretch fabrics with Lycra(R), fire retardant apparel fabrics, medical fabrics and anti-static fabrics. For example, Consoltex has developed a static-proof camouflage netting for the military to protect radar installations.

     New fabrics sold by Consoltex's U.S. converting business are developed by Consoltex's in-house stylists and through collaboration with third-party weaving mills and finishing plants. Having the ability to choose among third-party mills or finishing plants to develop a new fabric for its customer provides Consoltex with a unique competitive advantage. Consoltex also works actively with third-party Asian companies to develop new fabrics for the U.S. sports, outdoor and recreational markets.

     The Polypropylene Operations continues to develop new products based on market needs. LINQ's recent innovations include reinforced circular and anti-static fabrics for the FIBC market, needle-punch non-woven geotextile fabrics, agrotextile fabrics with lower light transmissivity (resulting in reduced weed germination) and fabric for recreational vehicles. LINQ's current product development projects include new FIBC products, non-woven fabrics and lightweight cotton bale wrap fabrics. LINQ strives to be a technical leader in product development and has successfully developed products such as CROHMIQ(R)-Blue.

     Electrostatic hazards range from simple nuisance shocks to major fires and catastrophic explosions. With CROHMIQ(R)-Blue, the practical application of FIBC bags in hazardous environments is now possible. CROHMIQ(R)-Blue is a second-generation product that evolved from the success of Baxon Blue fabric (originally introduced by Exxon Chemical Company). CROHMIQ(R)-Blue contains an anti-static fiber jointly developed by LINQ and E.I. Dupont de Nemours and Company.

     LINQ has a small full-time in-house staff dedicated to product development. This staff is supplemented by third-party specialists contracted in areas where LINQ wishes to develop new products.

     Marino and Atlas product development focuses on manufacturing better FIBC bags and developing new applications for such bags. New applications for Marino and Atlas FIBC bags include bags for transportation of liquids, trees, pipe sacks, and slings for unloading freight from freighters.

     Rafytek focuses its product development on finding new uses for existing products, determining customers' needs for new products and developing new products to replace traditional packaging methods and materials. Specifically, Rafytek has added printed designs on packaging and liners that increase the efficiency and aesthetics of products to accommodate their customers' needs and has developed new packaging for transportation of potatoes.

     Consoltex's research and development expenditures totaled $1.6 million in 2000, $2.6 million in 1999 and $2.4 million in 1998.

MARKETING

     The Textile Operations markets its products in Canada through its own sales force, operating from branch offices in Montreal, Toronto, Winnipeg and Vancouver. U.S. sales are handled by a combination of Consoltex sales representatives and independent selling agents located in New York, California, Georgia and Utah. Latin American sales are handled through independent selling agents located in Mexico, Brazil and Chile. European sales are handled through agents in the United Kingdom. Consoltex's sales associates sell only Consoltex products and are trained in technical areas specific to their products. Independent agents offer Consoltex's products alongside those of other non-competing companies and provide the Company with representation over a wide geographic area.

     The Polypropylene Operations has a dedicated sales force for each of its product lines. The end users for each product operate in distinct industries and require a high level of customer service. The Polypropylene Operations also markets its products through a direct sales force and through a network of independent third party representatives in the United States and Mexico. The Marino Division markets and sells its FIBC bags through Smurfit Stone Container Corporation. The Atlas Division markets its product through a direct sales force located in Chicago. Rafytek markets its product through a direct sales force with sales offices located in Mexico City and several key local markets throughout Mexico. Export sales from Mexico are handled by the sales office in Mexico City and by LINQ in South Carolina.

RAW MATERIALS

     Yarn is the main raw material sourced by the Textile Operations and is important in the production of cost-competitive and quality products. To achieve the variety and quality required for its specialized product lines, the Textile Operations source yarns from major producers in North America, Asia and Europe. The major yarn types used by the Textile Operations are nylon, polyester, acetate and a variety of fancy rayon, cotton and acrylic blended yarns.

     The Textile Operations has shifted a major part of its yarn sourcing from Asia and Europe to North American suppliers to satisfy the NAFTA rules of origin criteria which require the use of North American yarns for Canadian produced fabric exports to qualify for tariff and quota free access to the U.S. market. This has resulted in U.S. yarn sourcing increasing from 29% of Consoltex Inc.'s total yarn purchases in 1990 to 56% in 2000. Canadian sources represented 21% of Consoltex Inc.'s yarn supplies in 2000 while European and Asian producers accounted for 23%.

     Other raw materials used by the Textile Operations include greige fabrics, dyes and chemicals. Consoltex Inc. purchases significant quantities of chemicals and dyestuffs for its manufacturing processes from major producers.

     Polypropylene resin, an inert plastic derived from petroleum, is the basic raw material used in the manufacture of polypropylene products and is supplied by petrochemical companies. Polypropylene resin is obtained in pellet form and is extruded into various types of yarns that are used to manufacture woven fabrics. Polypropylene resin purchases account for approximately 27.8% of the Polypropylene Operations' cost of sales for 2000. The price of polypropylene resin fluctuates based on the price of oil and the North American and international supply and demand for resin. The price of polypropylene rose beginning in early 1996, peaked in August 1996 and decreased gradually from that time to July 1999. Since then it has risen significantly, due in part to the rapidly increasing price of oil. Based on the planned polypropylene resin capacity expansions over the next few years, the expectation of gradually decreasing oil prices and a generally expected slowdown in demand in the United States in 2001, management does not currently expect prices of resin to rise significantly during 2001.

EQUIPMENT AND TECHNOLOGY

     The Textile Operations' strategic focus is on being a short-run manufacturer of high margin, specialty fabrics. The majority of fabrics sold are manufactured when the order is received. Textile Operations has invested in modern equipment and has an experienced, flexible workforce which permits it to manufacture a variety of fabrics through the innovative use of many different yarns and the development of new weave patterns while minimizing product change-over down-time. Consoltex has acquired technologically advanced and versatile high-speed air jet weaving equipment controlled by computerized dobby systems with quick change capabilities and state-of-the-art high-speed jacquard looms. Further fabric variety and special effects are achieved through advanced cross-dyeing techniques, specialized finishing and coating applications, customized prints and crushing and burn-out techniques. Significant investments have also been made in technologically advanced batch dyeing machines with microprocessor controls. These investments have substantially increased the number of product lines that Consoltex is able to offer and have permitted the introduction of many new fashion, home furnishings and technically difficult industrial fabric blends, while maintaining manufacturing efficiencies, quality and cost-competitiveness and improving customer response time.

     The Textile Operations' primary manufacturing facilities are located in Canada. Consoltex's manufacturing processes include air texturizing, twisting, beaming, weaving, dyeing, finishing and coating plants, and one cut and sew garment manufacturing plant in Mexico which was part of the Royalton acquisition in February 1999. Its manufacturing processes are specialized to meet the production needs of each division, however, flexibility and versatility are the prime requirements in equipment purchases. These requirements enable the Textile Operations to provide quick turnaround for short runs, repeat orders and specialized niche products. They have also enabled Consoltex to use equipment from one division to service another division's customers depending on margins, available capacity and timing.

     The Textile Operations' weaving facilities include a variety of machinery types. Its looms include air jet, water jet, rapier and jacquard. The majority of its weaving output comes from modern, high-speed, shuttleless looms. The Textile Operations produces both regular and wide-width fabrics ranging from 60 to 90 inches for apparel fabric markets and 120 inches and 135 inches for certain wide-width applications such as curtaining fabrics. Many of its looms are equipped with electronic attachments which allow a wide range of specialized patterns to be woven into the fabric. In addition, each weaving facility has computerized loom monitoring systems which provide real time information and facilitate production planning.

     The Textile Operations' dyeing technologies include jet, beam, jig and pad dyeing processes, and specialized wide-width dyeing and finishing equipment. The dyeing operations are computer-controlled and have computerized shade matching systems which permit colour consistency within very stringent standards. Lot sizes range from 500 metres to 10,000 metres, providing important flexibility and enhancing Consoltex's servicing capabilities. Dyeing and finishing operations are also specialized according to divisional product/market characteristics, but are centered on batch processing technologies.

     The Textile Operations' finishing operations uses a range of specialized equipment to achieve specific fabric effects and appearances such as brushed, sueded, sanded, crinkled and burnout looks. This specialized equipment also enables it to perform advanced coating operations which achieve very sophisticated performance capabilities in its products, including fire-retardant, waterproof, shock resistant, radar impenetrable or breathable characteristics.

     The Polypropylene Operations' manufacturing capabilities include extrusion, beaming, weaving, needle-punching and finishing and, in its converting operations, also include cutting, stitching and printing of small bags, valve bags and FIBC bags. LINQ performs all U.S. fabric manufacturing in Summerville, South Carolina within a single facility. One Rafytek facility in Mexico also produces fabric. The remaining eight facilities manufacture small bags, valve bags, mail bags and FIBC bags.

     The Polypropylene Operations is vertically integrated and its operations are extremely flexible, as there is a high degree of interchangeability among its equipment. Equipment used to manufacture a particular product line can be readily shifted into the manufacture of most of its other product lines. LINQ's finishing operations include rewinding, slitting, extrusion coating, and needle-punching. LINQ's various finishing operations enable it to convert goods into customer-specific products. Each of the Polypropylene Operations' extruders is capable of manufacturing yarns for most of its product lines, allowing for flexible production and efficient yarn inventory balancing. LINQ's flat looms are capable of achieving full-width production ranging up to 210 inches. It also has a number of large circular looms which produce tubular fabric for the manufacture of FIBC bags. In 2000, it transferred these large circular looms to Rafytek because these looms are generally more labour intensive to operate and can generate better returns by using Polypropylene Operations' Mexican labour force. In 1998, LINQ also added a new needle-punch non-woven manufacturing line for use in the geotextile market.

     The Polypropylene Operations' manufacturing in Mexico is performed by Rafytek and Marino Mexico and in Costa Rica by Rafytica. Rafytek's manufacturing operations are vertically integrated from the production of yarn through extrusion, beaming, weaving, rewinding, slitting, extrusion coating and cutting, sewing and printing of fabrics into small bags and FIBC bags. Rafytek's weaving facilities include 130 to 159 inch width flat looms and many small circular weaving looms. The FIBC business has six Mexican plants and two U.S. plants specializing in cutting, sewing, printing and refurbishing of FIBC bags. Rafytica is a small operation which sources its fabrics from Rafytek and then performs the cutting, sewing and printing of small and FIBC bags for sale in Costa Rica.

INTELLECTUAL PROPERTY

     We have several trademarks and patents, and licenses to use certain trademarks and patents, effective in the United States and in several foreign countries for varying lengths of time. Consoltex's trademarks include "LINQ(R)", "CROHMIQ(R)","Recyclabin(R)", "Voile Magique(R)", "Linebacker(R)", "Commander(R)", "Hydroflex(R)", "Dermoflex(R)" and "TidalWave(R)" under which it markets fabrics and FIBCs. Consoltex also has applications for trademarks pending in the United States and abroad. Management considers its various trademarks, trademark applications, patents and trademark and patent licenses to be valuable assets but believes that the loss of any one trademark or patent would not have a material adverse effect on our operations.

CAPITAL EXPENDITURES

     Most textile mills are on a continuum of machinery replacement and it is typical for textile mills to replace their equipment as its cost-effectiveness diminishes. As such, Consoltex's capital expenditure policies have resulted in a gradual replacement of equipment and are focused on improving market-responsiveness and increasing cost-competitiveness. Consoltex's recent investments in its Textile Operations were principally oriented towards technologically advanced equipment for both its weaving and finishing operations and specialized equipment for new products. These investments in advanced manufacturing equipment and processes have supported Consoltex's market-driven business strategy. Recent expenditures in the Polypropylene Operations were directed towards adding capacity as well as introducing new production capabilities such as the manufacturing of needle-punched non-woven geotextiles. In the three years ended December 31, 2000, Consoltex has invested $33.7 million in the purchase of fixed assets.

        In 2000, Textile Operations invested $3.1 million in the purchase of fixed assets for its Canadian plants to expand curtaining fabrics production capacity and to upgrade and extend the life of certain of its equipment. Overall, these investments enhance the Textile Operations' capacity to service the North American textile market. In 2000, Polypropylene Operations invested $6.4 million to increase extrusion capacity and to upgrade and extend the useful life of certain key assets.

        Consoltex's future investment plan is to continue to build on its market-responsive capabilities, while lowering unit production costs. Consoltex believes that capital expenditures over the next few years will generate improvements in gross margins, enable it to enter new markets and enhance its production capacity.

EMPLOYEES

     As of February 28, 2001, Consoltex had approximately 890 employees in the United States and approximately 5,840 employees outside the United States. As of that date approximately 3,970 of Consoltex's employees were in bargaining units covered by collective bargaining agreements.

     Consoltex believes its employee and labor relationships are good.

REGULATORY ENVIRONMENT

     The North American textile and apparel industries have relied on the General Agreement on Tariffs and Trade ("GATT"), to set the framework for trading tariffs between countries. Prior to 1995, the Multi-Fiber Arrangement ("MFA"), within the framework of the GATT, resulted in a large number of bilateral agreements between developed countries, such as Canada, the United States and less developed countries, which set quantitative limits (quotas) on imports from less developed countries. In 1989, the FTA was implemented between Canada and the United States, resulting in the gradual phasing out of tariffs over a ten-year period on textiles traded between the two countries. In 1992, the Canadian government implemented the recommendation of the Canadian International Trade Tribunal ("CITT"), a governmental administration trade tribunal which reduced tariffs on textile fibers, yarns and fabrics. On January 1, 1994, NAFTA was implemented, enlarging the trading zone under the FTA to include Mexico. In 1995, the Transition Agreement concluded under the Uruguay Round agreements, replaced the MFA. The Transition Agreement results in the reduction of tariffs and the elimination of quotas on textiles among participating governments over a ten-year period. Currently, Canada has significantly fewer quotas on the importation of fabrics from less developed countries than Europe and the United States, while the United States has strict quotas covering most fabrics imported into the United States from many different countries.

     FTA. Under the FTA, tariffs on most textiles and apparel products are being phased out in 10 equal annual stages, the first of which began in January 1989. Consequently, as of January 1, 1998, tariffs no longer exist on textiles and apparel products produced within and traded between Canada and the United States. The FTA has been an important and favorable development for Canadian woven textile manufacturers such as Consoltex. From its coming into force in 1989 to the end of 2000, annual export shipments of Canadian woven textile fabrics to the United States have increased by 408% from $175 million to $890 million. The Canadian apparel industry, which is a major customer group for the Canadian textile fabric industry, has shown a positive trade balance with the United States in apparel garments made from woven textile fabrics since the FTA was implemented. Exports to the United States of Canadian apparel made from woven fabrics have risen from $92 million in 1989 to $1.2 billion in 2000, representing more than a thirteen-fold increase.

     CITT. In December 1992, the Canadian federal government announced its decision to implement the 1990 CITT recommendations to reduce, by 1998, tariffs on textile fibers, yarns and fabrics to maximum rates of 5%, 10% and 16%, respectively. Current Canadian rates on these products are, on average, 8%, 13% and 25%, respectively. For imported man-made fabrics, other than from the United States and Mexico, the reductions have been phased in at a rate of 1.5% per year over a 6-year period, beginning January 1, 1993 and in 2000 were 16.0%.

      NAFTA. Under NAFTA, the trading zone under the FTA had been enlarged to include Mexico. The provisions of FTA/NAFTA that are of primary importance to the North American textile industry are tariff and quota elimination, rules of origin for fabrics and apparel and exemptions to these rules. The tariff elimination schedule, as set out in the FTA, remained unchanged under NAFTA. Under NAFTA, tariff elimination commenced January 1, 1994. Between Canada and Mexico, tariff elimination for textiles is taking place over eight years and for apparel, over ten years. Between the United States and Mexico, tariff elimination is taking place over six years. The tariff rates are as follows:

                           TARIFF ELIMINATION SCHEDULE

                                                              2000 2001 2002 2003

Man-Made Textiles            Canada to Mexico and vice versa  NIL  NIL  NIL  NIL
Man-Made Apparel             Canada to Mexico                 6.0% 4.0% 2.0% NIL
Man-Made Apparel             Mexico to Canada                 7.5% 5.0% 2.5% NIL
Man-Made Textile or Apparel  U.S. to Mexico and vice versa    NIL  NIL  NIL  NIL
Man-Made Textile or Apparel  Canada to U.S. and vice versa    NIL  NIL  NIL  NIL


     Specific rules of origin apply to textiles and apparel products imported into North America from countries other than in North America. These rules set forth the requirements to qualify for the preferential North American tariff rates. For most products, the rule of origin is "yarn-forward" which means that textile and apparel goods must be made from yarn made in a NAFTA country in order to benefit from the preferential treatment. NAFTA generally provides for stricter rules of origin than the rules of origin outside of the applicability of NAFTA as NAFTA requires greater sourcing of textiles in North America. However, exemptions to these rules of origin have been agreed upon under NAFTA whereby a quantity of fabric, a quantity of yarn and a quantity of apparel (such limits are referred to as "Tariff Preference Levels" or "TPLs") can be made from non-North American inputs and still qualify for the preferential tariff rates. The impact of the stricter rules of origin under NAFTA will be offset in part by TPLs. As a result of the implementation of NAFTA, Canadian textile and clothing industries using offshore inputs under the system of TPLs have improved access to the United States market.

     The implementation of NAFTA has resulted in increased trade among the United States, Canada and Mexico. The elimination of tariffs among the United States, Canada and Mexico, with respect to textiles and apparel, will provide Consoltex with additional opportunities to export a variety of its products into Mexico, particularly those from its specialty product lines, as well as increase the export sales of Consoltex's Mexican operations. As part of a NAFTA expansion, Canada has signed a Free Trade Agreement with Chile ("CCFTA") which came into effect July 1997. The agreement phases out Canadian and Chilean duties, for most man-made textiles, on a five-year basis to become duty-free by 2001. Nevertheless, the Canadian/Chilean duties are to follow the Canadian/Mexican duty rate, in the case of any acceleration of tariff elimination between Canada and Mexico. In such case, Canadian/Chilean duties will also be eliminated regardless of what was scheduled. CCFTA should increase Canadian trade with Chile.

     TRANSITION AGREEMENT. In December 1993, the Uruguay Round of Multilateral Trade Negotiations resulted in a series of agreements to reduce tariffs and eliminate quotas. The World Trade Organization and a common framework for international trade among 117 participating countries was established. The final agreement embodying the new rules was implemented on January 1, 1995. A key objective of the Uruguay Round was to return the textile and apparel sectors to the GATT under improved rules, and the participating governments agreed to do so over a ten-year period. Thus, on January 1, 1995, the MFA regime was replaced by the Transition Agreement which is effective for a period of ten years; during that time, textile and clothing industry trade is integrated into the regular

GATT rules which provide for the elimination of quotas and prohibit bilateral quantitative restrictions.

Despite the gradual elimination of quotas and reduction of tariffs (currently at 15.5% outside NAFTA in the U.S. and 16% outside NAFTA in Canada for man-made fabrics in 2001) under the Transition
Agreement, Consoltex believes that its status as a supplier of specialty products requiring fast turnaround times will shield it from competition resulting from greater imports into the Canadian and U.S. markets from developing countries. The Company expects that its knowledge of its customers' specialized needs should allow it to further increase its customer base and withstand any increase in competition caused by regulatory changes. Moreover, Consoltex will continue to enjoy duty-reduced or duty-free access to the North American market, and Consoltex's physical proximity to this market should allow it better response and delivery times compared to its competitors abroad.

        U.S. TRADE LEGISLATION ON "CBI/SUB-SAHARAN AFRICA." Effective October 1, 2000, the U.S. Trade and Development Act of 2000 legislation, provided duty-free and quota-free entry into the United States for apparel assembled or made in the Caribbean Basin or sub-Saharan Africa from U.S. fabrics made from U.S. yarns. We refer to this legislation as the NEW PROGRAM. The Canada/U.S. FTA and NAFTA-enhanced opportunities for Canadian textile producers exporting to the United States are diminished by the new program. The provisions of the new program require the use of U.S. fabrics and yarns in order for the apparel to benefit from duty-free and quota-free entry. Canadian fabrics are not eligible under the new program. The new program may cause downward pricing pressure on Canadian-manufactured fabrics and may cause purchases of Canadian-manufactured fabrics by U.S. apparel manufacturers to decrease in favour of U.S.-manufactured fabrics. Accordingly, the new program could negatively affect the Textile Operations' sales of Canadian-produced fabric to the United States.

ENVIRONMENTAL REGULATION

     Consoltex is subject to regulation under various federal, provincial, state and local laws in Canada, the United States, Mexico and Costa Rica relating to employee safety and health, and to the generation, storage, transportation, disposal and emission into the environment of various substances. Consoltex is also subject to regulation which permits regulatory authorities to compel cleanup of environmental contamination. Consoltex believes it is in substantial compliance with such laws.

     Consoltex has a corporate environmental policy which recognizes the importance of the relationship between Consoltex's business and the environment. Consoltex has an environmental committee, reporting to Holding's Board of Directors, whose responsibility it is to monitor and review all of Consoltex's Canadian and U.S. plants for compliance with existing and anticipated legislative requirements. Environmental compliance by the plants in Mexico and Costa Rica is monitored by local management of Rafytek, Marino, VeraPak and Rafytica, respectively, and is reviewed by the Chairman of the Environmental Committee who, in turn, reports to Holdings' Board. To assist the Environmental Committee and the Chairman of the Environmental Committee in carrying out their responsibilities, a quarterly report is prepared for each plant on various aspects of its operations as they relate to the environment.

     Based upon its current knowledge, Consoltex does not anticipate that future environmental costs related to its existing operations will have a material adverse effect on Consoltex's capital expenditures, earnings or financial or competitive position.

ITEM 2. PROPERTIES

     The following list summarizes the principal properties owned by Consoltex.

LOCATION     TYPES OF PRODUCTS   TYPE OF INSTALLATION            APPROXIMATE
                                                                 SQUARE
                                                                 FOOTAGE
Cowansville, Fashion and home    Dyeing, finishing and printing  295,000
Quebec       furnishing fabrics

Montmagny,   Outerwear, home     Air-texturizing, yarn           285,000
Quebec       furnishings and     preparation and weaving
             industrial fabrics

Cowansville, Fashion and home    Yarn preparation and weaving    210,000
Quebec       furnishing fabrics

Alexandria,  Outerwear, home     Dyeing, coating and finishing   185,000
Ontario      furnishings and
             industrial fabrics

Sherbrooke,  Home furnishing     Yarn preparation, twisting,      60,000
Quebec       fabrics             and weaving

Summerville, Polypropylene-based Extrusion, beaming, weaving,    690,000
South        woven and non-woven coating, finishing and general
Carolina     industrial fabrics  and sales office

Atlacomulco, Polypropylene-based Extrusion, beaming, weaving,    431,600
Mexico       woven industrial    finishing, sewing and printing
             fabrics and small
             bags

Coyol de     Polypropylene cut   Finishing, sewing and printing   55,028
Alajuela,    and sew small bags
Costa Rica

     The following list summarizes the principal properties leased by Consoltex.

LOCATION       FUNCTION                                  APPROXIMATE EXPIRY
                                                         SQUARE      YEAR
                                                         FOOTAGE
Saint-Laurent, Head office                               37,500      2010
Quebec

New York, New  General and sales office                  10,007      2003
York

Commerce,      Warehouse, general purchase and sales     44,005      2005
California     office

Opa-Locka,     Polypropylene - cut & sew FIBC bags       75,000      2001
Florida

Cordoba,       Polypropylene - cut and sew small and     79,700      1999*
Veracruz,      FIBC bags and FIBC bag refurbishing
Mexico

San Luis de    Polypropylene - cut and sew FIBC bags     114,000     2003
Potosi,
Mexico

Naucalpan,     Manufacture of garments and sales office  49,500      2009
Mexico

* Premises continues to be occupied and rent paid pursuant to the terms of this lease.

     Consoltex's plant facilities have all been configured and equipped to be suitable for the manufacture of the products for each of its business operations. All of Consoltex's plants are being actively utilized. In 1999 and 2000, the Textile Operations' investments were used to expand curtaining fabrics production capacity and to upgrade and extend the life of certain of its equipment. To address capacity and extrusion constraints in the Polypropylene Operations, Consoltex made investments to expand Mexican manufacturing capabilities and increase extrusion capacity. All of Consoltex's plants have sufficient capacity to service existing demand.


ITEM 3. LEGAL PROCEEDINGS

     From time to time, Consoltex is involved in routine legal and administrative proceedings incidental to the conduct of its business. Management does not believe that any of these proceedings, if successful, will have a material adverse effect on our financial condition or results of operations, taken as a whole.

     One of our subsidiaries, LINQ, is involved in a wrongful death action entitled JESUS AGUIRRE AND NORA AGUIRRE, INDIVIDUALLY, AND AS CO-ADMINISTRATORS OF THE ESTATE OF ERIC AGUIRRE, DECEASED V. LANGSTON COMPANIES, INC. AND FARMERS CO-OP GIN V. LINQ INDUSTRIAL FABRICS, INC., pending in the District Court for the 94th Judicial District, Nueces County, Texas. Plaintiffs in this action filed their Original Petition against Langston Companies, Inc. and Farmers Co-op Gin on March 1, 2000, seeking $50 million in damages. The deceased, Eric Aguirre, was killed after bales of cotton fell on him. Plaintiffs claim that the bales of cotton were covered with a slippery synthetic material which caused the bales to fall. Langston Companies, the alleged manufacturer of the cotton bale wrap at issue, denied the allegations and filed a Third Party Petition on May 2, 2000 against LINQ and Valley Co-op Oil Mill for contribution and indemnity in the event that it was shown in the underlying lawsuit that the bale wrap material caused the accident. Langston claimed that LINQ should be responsible as the alleged designer, manufacturer and marketer of the synthetic material covering the bales of cotton. LINQ filed an answer with the court denying the allegations on June 14, 2000. We notified our insurers of the claim, which is covered by our general liability policy. The case is currently in discovery and being defended by our insurers. Maximum coverage under our general liability policy is $54 million.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     After exercising its option to purchase 100% of the Multiple Voting Shares of Consoltex Inc. on September 29, 2000, AIP/CGI NB Acquisition Corp., as a shareholder of Consoltex Inc., approved the amalgamation of Consoltex Inc. with itself on October 2, 2000. The amalgamated corporation was renamed "Consoltex Inc."

     On October 31, 2000, the sole shareholder of the newly renamed Consoltex Inc., Consoltex Holdings, Inc., approved the sale of Consoltex Inc.'s principal subsidiary Consoltex (USA) Inc. to Holdings.

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     There is no established public trading market for the common equity of the registrant.

     We currently intend to retain earnings to finance the growth and development of our business and do not intend to pay dividends on our common equity in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of our Board of Directors. In addition, the indenture pursuant to which Consoltex Inc. and Consoltex
(USA) Inc. issued the Series B Subordinated Notes and our Senior Bank Facility both contain restrictions limiting our ability to pay dividends.


ITEM 6 - SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following selected consolidated financial data for the five years ended December 31, 2000, have been derived from the audited consolidated financial statements of Holdings and Consoltex Inc. for such periods, except for the data for the year ended December 31, 1996, which is unaudited. The 2000 pro forma results reflect the combined operating results for the nine months ended September 30, 2000 of Consoltex Inc. and three months ended December 31, 2000 of Holdings. Please refer to Note 1 to our consolidated financial statements located elsewhere in this report. The audited financial statements for the year ended December 31, 1996 were prepared using Canadian generally accepted accounting principles ("GAAP") and expressed in Canadian dollars. In 2000 Consoltex began reporting its results under United States GAAP, expressed in U.S. dollars. The following financial information obtained from the audited financial statements for 1999, 1998 and 1997 is expressed in U.S. dollars and prepared from the audited financial statements in accordance with United States GAAP. The data presented below for 1996 has been prepared by management using United States GAAP, expressed in U.S. dollars.

     The 1999 data reflect a restatement due to an accounting error discovered in 2000 relating to 1999. As a result of this error the 1999 cost of sales was increased by $1.6 million with a corresponding decrease in previously reported net earnings by $1.6 million for the same period.

                        CONSOLTEX  INC.               CONSOLTEX HOLDINGS, INC.
           =======================================================================================
                   Year ended December 31                    Period         Year ended
                                                              ended         December 31
           =======================================================================================
                      1996(1)   1997     1998     1999(2)         9           3      2000(4)
                                                               months      months
                                                               ended       ended
                                                               September   December
                                                               30,         31,
                                                               2000        2000
           =======================================================================================
                              (in thousands of dollars)

EARNINGS STATEMENT (unaudited)                    (Restated)(3)                     (Pro forma)(4)
DATA:
Sales               $362,610   $368,677  $325,861 $343,058    $285,750    $84,408    $370,158
Cost of sales        286,790    288,054   249,308  268,355     230,290    103,418     333,708
Selling and           36,160     36,689    33,364   37,551      32,617     18,219      50,836
  administrative
  expenses
Foreign exchange         126      2,793     7,263   (4,961)      3,086        (45)      3,041
  (gain) loss
Depreciation and
  amortization        13,606     13,771    13,220   15,847      13,859       5,720     19,579
                      ------     ------    ------   ------      ------     -------    --------
Earnings (loss)       25,928     27,370    22,706   26,266       5,898     (42,904)   (37,006)
  from operations
Other expense -          667          -       166    3,264       1,511         487      1,998
  net
Financing costs       24,044     20,282    20,252   22,002      20,782       7,887     28,669
                      ------     ------    ------   ------     --------    --------   --------
Earnings (loss)        1,217      7,088     2,288    1,000     (16,395)    (51,278)   (67,673)
  before income
  taxes
Provision for
 (recovery of)
  income taxes         2,315      1,496     3,571      547      (1,874)    (16,421)   (18,295)
                      ------     ------    ------   ------     --------    --------   --------

Net earnings
  (loss)             $(1,098)    $5,592   $(1,283)    $453    $(14,521)   $(34,857)   (49,378)
                     ========    ======   ========  ======    =========   =========   ========


BALANCE SHEET
DATA (AT END
OF PERIOD):

Working capital      $46,189    $46,525    $39,206    $(457)                         $(48,589)
Total assets         278,713    270,667    270,690  339,870                           345,347
Long-term debt       148,875    139,000    132,000  120,000                           122,179
Other long-term          972      2,547      4,425    1,196                             7,756
 liabilities
Shareholder's         34,907     43,079     41,171   47,813                            49,046
equity

1. Includes the eight-month results of the Erlanger Blumgart assets acquired by Balson-Hercules on May 1, 1996.

2. The results include the results of the following acquisitions - Royalton on February 26, 1999, Marino on July 1, 1999 and Atlas on October 1, 1999. These acquisitions were accounted for under the purchase method.

3. The 1999 amounts reflect a restatement due to an accounting error, to increase cost of sales by $1.6 million.

4. The pro forma results combine the operating results of Consoltex Inc. and Consoltex Holdings Inc. for the nine months and three months ended September 30 and December 31, 2000, respectively, as a result of the acquisition transaction described in Note 1 to the consolidated financial statements.

                          QUARTERLY CONSOLIDATED FINANCIAL INFORMATION
                                     (IN THOUSANDS OF DOLLARS)
                                              (UNAUDITED)

                           Consoltex Inc.              Consoltex          Pro forma
                                                       Holdings, Inc.
                  ================================    ==============     ==============
                                      Quarter ended
                 ====================================================    ==============
                        March      June    September     December          Year ended
                        31,        30,     30,           31,               December 31,
                        2000       2000    2000          2000              2000
                    ==========  ========  ============  =============    ============
                    (Restated)
                           (1)

Sales                $ 99,935  $102,604  $83,211        $84,408             $ 370,158
Earnings (loss) from
  operations            6,441     4,923   (5,466)       (42,904)              (37,006)

Loss before income
   taxes                 (453)   (2,892) (13,050)       (51,278)              (67,673)

Loss for the period      (665)   (3,583) (10,273)       (34,857)              (49,378)


                                     Quarter ended
                      =================================================     =============
                        March      June     September    December           Year ended
                        31,        30,      30,          31,                December 31,
                        1999       1999     1999         1999               1999

 ==============================  ========== ===========================     =============
                                                        (Restated)(1)

Sales                   $75,881    $85,435  $4,850       $ 96,892            $ 343,058
Earnings from
 operations               7,360      8,644   5,505          4,757               26,266
Earnings (loss) before
 income taxes             2,560      3,629  (1,881)        (3,308)               1,000
Net earnings (loss)
 for the period           2,201      2,494  (1,758)        (2,484)                 453

1. These quarters reflect the restatement described under footnote 3 to the previous table.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This discussion contains forward-looking statements, including statements concerning possible or assumed results of operations. You should understand that the factors described below, in addition to those discussed elsewhere, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements. These factors include:

* material adverse changes in economic conditions in the markets we serve;

* future regulatory actions and conditions in our operating areas;

* competition from others in the textile and packaging industry;

* the integration of our operations with those of businesses we have acquired or may acquire in the future and the realization of the expected benefits; and

* other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

     All figures referring to the year ended December 31, 2000 refer to the pro forma results which combine the operating results of Consoltex Inc. for the nine months and Holdings for the three months ended September 30 and December 31, 2000, respectively.

     During the year ended December 31, 2000, we closed three manufacturing sites in order to reduce operating costs, improve margins and to increase capacity utilization at other plants. In our Textile Operations, we closed the Vestco garment manufacturing plant used by Royalton in Mexico, and its production was transferred to the main Royalton plant, also in Mexico. In the Polypropylene Operations, we closed two plants which manufactured FIBC bags and transferred production to its growing manufacturing base in Mexico.

     Consoltex's sales grew from $362.6 million for the year ended
December 31, 1996 to $370.2 million for the year ended December 31, 2000. This growth was principally the result of the acquisitions of certain assets of N. Erlanger Blumgart & Co., Inc. ("Erlanger Blumgart") on May 1, 1996, Royalton on February 26, 1999, Marino on July 1, 1999 and the assets of Atlas Bag on October 1, 1999. The Marino and Royalton acquisitions were by way of share purchase and the Atlas acquisition was the acquisition of the operating assets of Atlas Bag, Inc. by Marino, to become a division of Marino, which in turn became a division of LINQ. We financed the Marino and Atlas acquisitions through additional term loans totalling $43 million from our banks.

     Earnings from operations decreased from $26.3 million for the year ended December 31, 1999 to a loss of $37.0 million for the year ended December 31, 2000.

     Consoltex reported a net loss of $49.4 million for the year ended December 31, 2000 compared to net earnings of $0.5 million for the year ended December 31,1999. The significant decrease in profitability is principally due to:

       * $25.6 million of provisions for inventory clearances due, in part, to the planned dispositions of some product lines;

       * $6.9 million of write offs and provisions for receivables, and from severance payments related to the sale and wind down of certain non-core product lines;

       * $2.6 million due to efficiency issues in extrusion and weaving in the Polypropylene Operations as it decommissioned seven of its oldest direct extrusion lines;

       * $7.8 million representing the negative impact of the resin price increase in the Polypropylene Operations;

       * $7.0 million representing the decrease in the apparel textile margins due to increased import competition and the temporary slow down in the Home Furnishings business as a result of corrective actions taken by major retailers to reduce their inventory;

       * the increase in both depreciation expense and amortization charges relating to additional goodwill, as a result of push down accounting, and an increase in deferred financing expenses as a result of Consoltex writing off the unamortized balance of deferred financing expense associated with the previous banking facility; and

       * higher interest expense due to increased bank debt as Consoltex' s average bank debt was higher in 2000 than in 1999.

     In the second half of 2000, Consoltex Inc. entered into a series of transactions which resulted in a change in control of Consoltex Inc. On September 29, 2000, AIP/CGI NB Acquisition Corp., a New Brunswick (Canada) corporation ("AIP/CGI"), exercised its option (the "Option") to purchase 3,140,000 Multiple Voting Shares of Consoltex Inc. (the "Shares") from Les Gantiers Holding B.V. ("LGH"), constituting 51.33% of the voting interest in Consoltex Inc. The net consideration paid by AIP/CGI to LGH for the shares was $3,123,000 and was contributed to AIP/CGI by Holdings, the sole shareholder of AIP/CGI. Immediately prior to AIP/CGI's exercise of the Option, AIP/CGI held securities representing the right to vote 48.67% of the total votes attributable to the outstanding securities of Consoltex Inc. Immediately after the exercise of the Option, AIP/CGI held securities representing the right to vote 100% of the total votes attributable to the outstanding securities of Consoltex Inc. On October 2, 2000, Consoltex Inc. amalgamated with AIP/CGI and the amalgamated corporation changed its name to Consoltex Inc. As part of the change in control, Consoltex Inc. sold all of the capital stock of Consoltex (USA) Inc., a wholly-owned subsidiary of Consoltex Inc. to Holdings. In connection with the change in control, holders of not less than a majority in aggregate principal amount of the Series B Subordinated Notes consented to the change in control and waived certain requirements under the Indenture governing the notes, and Consoltex entered into the Second Supplemental Indenture, dated as of September 29, 2000.

     AIP's total cost of its investment in Consoltex Inc. of $85,337 was pushed down to Consoltex Inc. and its subsidiaries.

     Consoltex also refinanced its Senior Bank Facility in the fourth quarter of 2000. The new Senior Bank Facility, a $57.5 million working capital revolver and a $59.25 million term loan, is an asset based facility. The proceeds of this new Senior Bank Facility were used to repay the previous Senior Bank Facility. The new Senior Bank Facility changed Consoltex's available liquidity as certain restrictions and limitations were placed on the amount Consoltex could borrow under this new Senior Bank Facility.

RESTATEMENT OF FINANCIALS

     Consoltex restated its results for the year ended December 31, 1999 as a result of incorrect accounting for the cut-off of suppliers invoices at year-end. This accounting error, where $1.6 million of additional supplier invoices should have been charged as an accrued liability and as an expenses to cost of goods sold, has now been reflected. As a result, the 1999 financial results now show a pre-tax profit $1.6 million less than previously recorded and the first quarter 2000 results now show a pre-tax loss $1.6 million less than previously recorded.

PERFORMANCE BY BUSINESS SECTOR

     Consoltex conducts its business in two principal operating segments, Polypropylene Operations and Textile Operations. Polypropylene Operations manufactures polypropylene-based fabrics and bags for industrial and agricultural purposes. Textile Operations manufactures, distributes and imports polyester, polyester rayon, voile, nylon and acetate-based fabrics for a wide variety of home furnishings, industrial and recreational apparel uses. The following table sets forth certain information summarizing our results by operating segment for years ended December 31, 2000, 1999 and 1998.


                                            2000      1999(2)   1998
======================================================================
                                           (In thousands of dollars)

                                         (Pro forma)
Sales:
  Textile Operations                       $211,259  $213,044 $212,793
  Polypropylene Operations                  158,899   130,014  113,068
-----------------------------------------------------------------------
Total :                                     370,158   343,058  325,861
-----------------------------------------------------------------------
EBITDA (1):
  Textile Operations                        (3,550)    23,425   28,854
  Polypropylene Operations                  (6,362)    17,247   17,783
  Corporate Expenses                        (4,474)    (3,520)  (3,448)
-----------------------------------------------------------------------
Total :                                    (14,386)    37,152   43,189
-----------------------------------------------------------------------

  As a percentage of sales                   (3.9%)     10.8%     13.3%

American Industrial Partners-Management Fee (1,572)     (270)        -
Foreign exchange gain (loss)                (3,041)    4,961    (7,263)
Depreciation and amortization              (19,579)  (15,847)  (13,220)
Other expense                                 (426)   (2,994)     (166)
Financing costs                            (28,669)  (22,002)  (20,252)
Income tax (expense) recovery               18,295      (547)   (3,571)
------------------------------------------------------------------------

Net earnings (loss)                       $(49,378)     $453  $ (1,283)
========================================================================

1. EBITDA is defined as earnings before interest, taxes, depreciation, amortization and foreign exchange and excludes non-recurring items and the American Industrial Partners Management Fee. Consoltex's management and its shareholders evaluate Consoltex's operating units principally by the level of its EBITDA, as defined above.

2. 1999 amounts were restated because of an accounting error previously described.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

SALES

     Consolidated sales for the year ended December 31, 2000 were $370.2 million, an increase of 7.9% compared to $343.1 million for the year ended December 31, 1999. This increase was mainly due to the full-year effect of the Marino and Atlas acquisitions completed on July 1, 1999 and October 1, 1999, respectively.

     TEXTILE OPERATIONS SALES

     Textile Operations sales decreased by 0.8%, from $213.0 million in 1999, to $211.3 million in 2000. This decrease is primarily attributable to lower demand for our polyester and polyester blend fabrics due to changing fashion trends and increased import competitions for fabrics and garments in the North American market. Demand for nylon-based outerwear fabrics also declined due to increased Asian import penetration into the U.S. market. This decrease was partially offset by significant growth in Consoltex's Craft Home Sewing division with additional sales to the United Kingdom and a $4 million sales increase in Consoltex's Apparel Lining business.

     POLYPROPYLENE OPERATIONS SALES

     Polypropylene Operations sales increased by 22.2%, from $130.0 million in 1999 to $158.9 million in 2000. This increase is attributable to the full-year effect of the Marino and Atlas acquisitions completed on July 1, 1999 and October 1, 1999, respectively. Third-party sales from LINQ in South Carolina and Rafytek in Mexico were relatively stable from 1999 to 2000

EBITDA

     EBITDA was $(14.4) million for the year ended December 31, 2000 compared to $37.2 million for the year ended December 31, 1999. Despite the overall increase in sales, Consoltex's gross profits decreased significantly as gross profit margins decreased from 21.8% in 1999 to 9.9% in 2000. The decrease in gross profit margins is primarily attributable to:
$25.6 million of provisions for inventory clearances due, in part, to the planned dispositions of some product lines; $2.6 million due to efficiency and production issues related to the Polypropylene Operations; $7.8 million representing the negative impact of the resin price increase in the Polypropylene Operations; and $7.0 million due to the decrease in the Textile Operations' margins resulting from increased competition in the fashion and outerwear businesses and the temporary slow down in the Home Furnishings business due to corrective actions taken by major retailers to reduce their inventory.

     Selling, general and administrative expenses, as a percentage of sales, increased to 13.7% in 2000 from 11.0% in 1999 due to $6.9 million of write-offs of and provisions for receivables and for severance payments related to the sale and winding down of certain non-core product lines.

     TEXTILE OPERATIONS

     EBITDA in the Textile Operations decreased from $23.4 million in 1999 to a loss of $3.6 million in 2000. The Textile Operations recorded $20.0 million of non-recurring charges, as detailed above, related to the sale and winding down of certain of its businesses, including write-offs of and provisions for receivables and inventory. Excluding these charges, which management believes to be unusual, normalized EBITDA in the Textile Operations would have been $16.4 million in 2000. The reduction in Home Furnishings business in the last half of 2000, combined with the decrease in gross profit margins in our Outerwear and Fashion divisions and the negative results in our Mexican garment operations, were the primary reasons for the decrease in EBITDA from $23.4 million to the $16.4 million normalized amount in 2000.

     POLYPROPYLENE OPERATIONS

     EBITDA in the Polypropylene Operations decreased from $17.2 million in 1999 to a loss of $6.4 million in 2000. The Polypropylene Operations recorded $12.5 million of non-recurring charges, as detailed above, related to the sale or winding down of certain of its business, including write-offs of and provisions for receivables and inventory as well as provisions for severance payments. Excluding these charges, which management believes to be unusual, its normalized EBITDA would have been $6.1 million in 2000. The primary reasons for the reduction in EBITDA from 1999 were the sharp rise in resin costs in 2000 and the extrusion and weaving efficiency and productivity issues caused by the decommissioning of seven of its old extruders at its South Carolina facility.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased to $19.6 million in 2000 from $15.8 million in 1999. Most of the increase was due to higher amortization of goodwill since the 2000 results reflect the full-year amortization of goodwill with respect to the acquisitions of Atlas and Marino in 1999 and the fact that the goodwill after the change in control is being amortized over 15 years compared to 15 to 40 years prior to change in control.

FOREIGN EXCHANGE LOSS

     Compared to a $5.0 million exchange gain for the year ended December 31, 1999, Consoltex had a foreign exchange loss of $3.0 million for the year ended December 31, 2000. The $3.0 million exchange loss in 2000 included a $2.7 million loss related to the devaluation of the Mexican peso and Canadian dollar on net monetary assets denominated in currencies other than the functional currencies of Consoltex's Mexican and Canadian subsidiaries. The balance of the foreign exchange loss in 2000 included a $0.3 million loss on forward foreign exchange contracts.

FINANCING COSTS

     Financing costs in 2000 increased to $28.6 million from $22.0 million in 1999. Financing costs consist of interest expense, including factor expense, which increased from $20.4 million in 1999 to $25.8 million in 2000, and amortization of deferred financing costs, which increased from $1.6 million in 1999 to $2.8 million in 2000.

     The increase in interest expense is a direct result of the full-year effect of increased indebtedness resulting from our three acquisitions in 1999, higher average interest rates and poor operating results in 2000 that required additional borrowings under our credit facility. Weighted average interest rates on indebtedness were 10.05% in 2000 compared to 9.8% in 1999. Average interest rates on the Senior Credit Facility increased from 7.5% in 1999 to 9.9% in 2000, while the interest rate on our Series B Subordinated Notes is fixed at 11%. Average debt levels rose from $190 million in 1999 to $226 million in 2000 due to the full-year effect of the 1999 acquisitions and poor operating results in 2000.

        The amortization of deferred financing costs was higher in 2000 than in 1999 as the financing fees related to the Senior Bank Facility were fully amortized during 2000 and the costs related to the amended Senior Bank Facility in November 2000 are being amortized over a 14-month period.

INCOME TAXES

     Income tax expense changed from an expense of $0.5 million for the year ended December 31, 1999 to a recovery of $18.3 million for the year ended December 31, 2000. The difference between the effective tax rates for each of these years and the composite statutory federal rate of 35% for the United States in 2000 and 39.8% for Canada in 1999 was primarily attributable to non-deductible amortization of goodwill, non-deductible foreign exchange gains and losses and alternative minimum taxes. In 2000, the valuation allowance significantly added to the difference between the effective tax rate and the statutory tax rate.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

SALES

     Consolidated sales for the year ended December 31, 1999 were $343.1 million, an increase of 5.3% compared to $325.9 million for the year ended December 31, 1998. Excluding the additional sales revenue generated by the Royalton, Marino and Atlas acquisitions in 1999, sales would have been 2.5% lower than in 1998.

     TEXTILE OPERATIONS SALES

     Textile Operations sales were $213.0 million for the year ended December 31, 1999, representing a slight increase from $212.8 million for the year ended December 31, 1998. The continued demand for high margined curtaining fabrics, the growth in the Seatex and John King nylon converting and importing divisions and the growth in the Industrial division were all offset by weaker sales in the Fashion and Apparel Linings divisions, which were adversely affected by strong import competition from Asian countries selling garments into North America. The increase in imported fabrics and garments from overseas countries has significantly reduced North American manufacturing activity for the apparel markets.

     POLYPROPYLENE OPERATIONS SALES

     Polypropylene Operations sales increased by 14.9%, from $113.1 million for the year ended December 31, 1998 to $130.0 million for the year ended December 31, 1999. This increase is mainly attributable to our decision to buy two of our largest customers. Excluding the effect on sales of the Marino and Atlas acquisitions, third-party sales decreased by 4.8%. Sales which we recorded as third-party sales in 1998 to Marino and Atlas are now recorded as intercompany sales and are eliminated on consolidation. This accounted for most of the 4.8% net decrease in third-party sales in 1999.

EBITDA

     EBITDA decreased to $37.2 million for the year ended December 31, 1999 from $43.2 million for the year ended December 31, 1998. Gross profit margins decreased from 23.5% for the year ended December 31, 1998 to 21.8% for the year ended December 31, 1999 due to lower volume in the Fashion division and the one-time effect in 1998 of proceeds we received from an insurance claim relating to damages to our Canadian facilities from an ice storm in January 1998.

     Selling, general and administrative expenses, as a percentage of sales, increased to 11.0% for the year ended December 31, 1999 from 10.2% for the year ended December 31, 1998 due to the impact of lower sales volumes and administrative expenses in 1999. These administrative expenses included restructuring costs of $1.4 million which were comprised of severance costs in our Textile Operations in Canada and costs incurred from the closure of a Textile Operations' accounting office in Rhode Island.

     TEXTILE OPERATIONS

     EBITDA in the Textile Operations decreased from $28.9 million in 1998 to $23.4 million in 1999. The principal cause for the decrease was the 30% reduction in Fashion division sales and the resulting effect on lost margins and under-recovery of overhead and the $1.4 million of restructuring costs that we incurred in 1999.

     POLYPROPYLENE OPERATIONS

     EBITDA in the Polypropylene Operations decreased from $17.8 million in 1998 to $17.2 million in 1999. This decrease, notwithstanding the partial year benefits of the Marino and Atlas acquisitions, is primarily due to the disruption at LINQ of installing an integrated enterprise resource planning hardware and software system; severe price competition on both fabrics and small FIBC bags and resin costs increasing rapidly in the last half of 1999 and the inability of Polypropylene Operations to recover this resin cost increase through increased selling prices.

FOREIGN EXCHANGE GAIN OR LOSS

     Compared to a $7.3 million foreign exchange loss in 1998, the foreign exchange gain in 1999 increased to $5.0 million. The foreign exchange gain in 1999 included a $4.2 million gain related to the effect of the increase in the value of the Mexican peso and Canadian dollar on net monetary assets denominated in currencies other than the functional currencies of our Mexican and Canadian subsidiaries. The foreign exchange gain also included a $0.8 million gain, versus a $1.3 million loss in 1998, on forward foreign exchange contracts.

FINANCING COSTS

     Financing costs in 1999 increased to $22.0 million from $20.3 million in 1998. Financing costs consist of interest expense, including factor expense, which increased from $19.1 million in 1998 to $20.4 million in 1999, and amortization of deferred financing costs, which increased from $1.2 million in 1998 to $1.6 million in 1999.

     The increase in 1999 interest expense is primarily a result of the impact of additional debt due to three acquisitions and slightly higher average interest rates. Weighted average interest rates on debt were 9.8% in 1999 versus 9.9% in 1998. Average interest rates on bank debt were 9.1% in 1999 compared to 7.7% in 1998, while the interest rate on the Senior Subordinated Notes is fixed at 11%.

     The amortization of deferred financing costs was higher in 1999 as the financing fees related to the new term loans for the 1999 acquisitions and related amendments to the Senior Bank Facility were being amortized over the period until October 31, 2000.

INCOME TAXES

     Income tax expense in 1999 was $0.5 million compared to $3.6 million in 1998. The difference between the effective tax rates for each of these years and the composite statutory rate in Canada - of 39.8% for 1999 and for 1998 - arises largely from non-deductible amortization of goodwill, non-deductible foreign exchange gains and losses and large corporation and alternative minimum taxes in Canada, the United States and Mexico. The 1998 effective tax rates were also positively affected by the application of tax loss carryforwards against earnings generated in Mexico for which no benefits had previously been recorded.

LIQUIDITY AND CAPITAL RESOURCES

     Consoltex's total outstanding debt at December 31, 2000 was $221.8 million compared to $210.9 million at December 31, 1999 and $164.2 million at December 31, 1998. The ratio of debt to total capital, comprised of debt plus shareholder's equity, including accumulated other comprehensive income
(loss), was 82% in 2000 compared to 81% in 1999 and 80% in 1998. Consoltex's debt to total capital ratio increased in 2000 due principally to reduced profitability, notwithstanding a higher shareholder's equity amount as Consoltex's purchase cost was pushed down into shareholder's equity resulting in $8.0 million more share capital and contributed surplus in 2000 than in 1999.

     Operating lines of credit available from our amended Senior Bank Facility totaled $57.5 million on December 31, 2000, of which $12.6 million remained unused.

     Consoltex's cash requirements consist principally of working capital requirements, payments of principal and interest on its outstanding indebtedness and capital expenditures. Consoltex believes that cash flow from operating activities, cash on hand, and periodic borrowings from existing credit lines will be adequate to meet its operating cash requirements and current maturities of debt for the foreseeable future. As Consoltex is considered highly leveraged, its ability to seek additional lines of credit is limited.

     Net cash flows from (used in) operating activities amounted to $($2.9) million in 2000, ($2.9) million in 1999 and $10.3 million in 1998.

     The $9.5 million loan to Consoltex Inc. by its shareholders, as well as the $9.5 million increase in the term loans of the new Senior Bank Facility were used in their entirety as a result of the change in the definition of eligible assets under the borrowing terms of the new Senior Bank Facility, the establishment of minimum liquidity reserves, and the payment of related fees and expenses to obtain the new Senior Bank Facility.

CAPITAL EXPENDITURES

     As part of its focus on improving operational efficiency, Consoltex made substantial investments in capital expenditures, aggregating $33.7 million over the last three years. During 2000, additions to fixed assets totaled $9.5 million compared to $10.6 million in 1999. In 2000, capital expenditures in the Polypropylene Operations amounted to $6.4 million principally to upgrade and extend the line of equipment rather than to add capacity. The significant capital additions were for a new extruder and a warehouse in Mexico. Expenditures in the Textile Operations amounted to $3.1 million principally to expand curtaining fabrics production capacity as well as to upgrade and extend the line of certain equipment.

     Capital expenditures for 2001 are expected to be between $6 million to $9 million principally to add capacity in certain product lines, to add new equipment to increase efficiencies, to enhance our product development capabilities and to upgrade and extend the life of certain equipment.

FINANCING ACTIVITIES

     In March 1996, Consoltex entered into a $85 million Senior Bank Facility providing it with a $35 million term facility and a $50 million revolving credit facility. This facility increased Consoltex's available lines of credit, reduced withholding taxes and provided for lower annual interest cost. The proceeds of the facility were used to repay all existing debt, excluding the Senior Subordinated Notes.

     In 1999, Consoltex negotiated an amended Senior Bank Facility under an Amended and Restated Credit Agreement, providing it with a $57.5 million revolving credit facility and term loans which totaled $55 million. The principal reason for the amended Senior Bank Facility was to increase our borrowing capacity to finance the three acquisitions completed during 1999.

     On November 7, 2000, Consoltex entered into the Amended and Restated Credit Agreement with its bankers. Under the credit agreement the new Senior Bank Facility expires on December 31, 2001 and consists of $57.5 million of revolving credit facilities and a $59.25 million term loans. The term loan is repayable in four quarterly installments of $1.75 million starting on December 31, 2000. The new Senior Bank Facility is secured by certain of Consoltex's receivables, inventory and fixed assets, a pledge of bonds issued by Consoltex Inc. and secured by Consoltex Inc.'s collateral, cross-corporate guarantees and a pledge of all of the issued and outstanding shares of the guarantors.

     At December 31, 2000, the outstanding balance on the senior bank term loans was $57.5 million. Term loan repayments during 2000 amounted to $7.0 million. As more fully described under "Liquidity and Capital Resources" above, Consoltex believes it has enough borrowing capacity to meet its requirements in 2001.

RISKS AND UNCERTAINTIES

NORTH AMERICAN TEXTILE INDUSTRY

     The North American textile industry is sensitive to changes in economic conditions, competition from imports and changes in consumer preferences. The industry is also subject to various North American and international regulatory agreements. Under the Uruguay Round of the World Trade Organization, many of the advantages currently available to Consoltex as a result of the North American Free Trade Agreement will decline over the ten-year period that began in 1995, which could eventually result in additional competition in the North American market. In addition, the U.S. trade legislation on CBI/Sub-Saharan Africa may have a negative effect on sales of Textile Operations' fabrics from Canada to the United States. For a fuller discussion, see "Description of Business - Regulatory Environment" of this Form 10-K.

RAW MATERIAL COSTS

     Consoltex's Polypropylene Operations are affected by the price of polypropylene resin which fluctuates based on international supply and demand for this product. To the extent that the market does not allow Consoltex to pass on price increases to its customers, the gross profits of Consoltex may be negatively affected.

INTEREST RATES AND EXCHANGE RATES

     Consoltex had a portion of its bank borrowings at floating interest rates on December 31, 2000, and is exposed to changes in interest rates in Canada and the United States.

     Consoltex is also exposed to fluctuations in the value of the U.S. dollar in relation to the Canadian dollar, as its Canadian operations record over 50% of its revenues in U.S. dollars. All of Consoltex's debt on December 31, 2000 and December 31, 1999 was denominated in U.S. dollars. Consoltex has a partial hedge for its U.S. dollar denominated sales from Canada to the United States as the Canadian operations purchase a significant portion of their raw materials and capital expenditures in U.S. dollars, and payments of interest and principal on bank borrowings are also in U.S. dollars.

     Consoltex is also exposed to the fluctuation in the value of the Mexican peso as it has significant peso denominated net monetary assets. Currently, U.S. dollar denominated sales from Rafytek are approximately equal to its U.S. dollar denominated costs, being primarily polypropylene resin and spare parts for equipment.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

     Interest rate risk exposure relates primarily to Consoltex's debt portfolio. The debt portfolio consists of working capital and term loans drawn under a bank credit facility and fixed rate senior subordinated notes. Borrowings under the bank credit facility are influenced by changes in short-term LIBOR interest rates. Consoltex maintains a portion of its debt portfolio in fixed-rate debt and has, in the past, used interest rate swaps to mitigate the impact of fluctuations in interest rates. At December 31, 2000, there were no interest rate swaps outstanding.

     Consoltex entered into its current Senior Credit Facility on November 7, 2000. Interest rates under the facility are based on LIBOR plus margins that vary from LIBOR plus 2.00% to 3.50% and averaged 9.9% in 2000 compared to 7.5% in 1999. The facility expires on December 31, 2001. At December 31, 2000, there were borrowings of $43.4 million in working capital loans and $57.5 million in term loans outstanding under the facility. The term loans require quarterly principal repayments of $1.75 million in 2001.

     Consoltex Inc. and Consoltex (USA) Inc. have, together, issued $120.0 million in Series B 11% senior subordinated notes due in September 2003.

     The following tables provide information as of December 31, 2000 and 1999 about Consoltex's market rate risk sensitive instruments. For borrowings under the bank credit facility and long-term debt, the tables presents principal cash flows and weighted-average interest rates by fiscal year of maturity.

As at December 31, 2000
                         Expected Maturity Date
============================================================================

($ millions)                                                      FAIR
                                                                  VALUE AT
                            2001   2002  2003  2004  2005  TOTAL  DECEMBER
                                                                  31, 2000
============================================================================
LIABILITIES
 Variable rate
  Working Capital loans     43.4    -    -     -     -     43.4      43.4
  Average interest rate     10.0%   -    -     -                        -

  Term loans due            57.5    -    -     -     -     57.5      57.5
  Within one year
  Average interest rate    10.25%   -    -     -     -

Fixed rate
  Series B 11% Senior
  Subordinated Notes          -     -   120.0  -     -     120.0     78.0
  Average interest rate    11.0%    -   11.0%  -     -

As at December 31, 1999
                         Expected Maturity Date
=============================================================================

($ millions)                                                        FAIR
                                                                    VALUE AT
                          2000   2001  2002   2003   2004  TOTAL    DECEMBER
                                                                    31, 1999
=============================================================================
LIABILITIES
 Variable rate
  Revolving loans        38.9    -      -      -      -     38.9      38.9
  Average interest rate  9.75%   -      -      -      -

  Term loans due
  Within one year        55.0    -      -      -      -     55.0      55.0
  Average interest rate  9.5%    -      -      -      -

 Fixed rate
   Series B Senior
   Subordinated Notes      -     -      -    120.0    -    120.0     118.8
   Average interest rate         -      -    11.0%    -



INTEREST RATE SWAPS
RECEIVE FLOATING/PAY
FIXED)
  Notional amount       5.0     -       -      -       -     5.0       -
  Receive - floating    LIBOR
  Pay - fixed rate      6.66%


FOREIGN CURRENCY RISK

     Consoltex has international operations, primarily in Canada, Mexico and Costa Rica that could affect its financial results if the investments in these operations incur a permanent decline in value as a result of changes in foreign currency exchange rates and the economic conditions in these countries.

     The net assets of Consoltex's foreign operations which are consolidated and located in Canada, Mexico and Costa Rica approximate 50.9% of total assets and 50.6% of total liabilities at December 31, 2000 (45% of total assets and 24% of total liabilities in 1999). These operations do have the potential to impact Consoltex's financial position due to fluctuations in these local currencies arising from the process of remeasuring the local functional currency into the U.S. dollar. A 20% change in the respective functional currencies against the U.S. dollar could have changed stockholder's equity by approximately $16 million at December 31, 2000.

     Management has periodically used derivative instruments to hedge the risk associated with the movement in foreign currencies. At December 31, 1999, Consoltex had $7.0 million of forward exchange contracts outstanding to mitigate the risk associated with U.S. dollar net cash flows transactions from its Canadian operations. Through these contracts, Consoltex was committed to sell U.S. dollars and receive Canadian dollars during the year ended December 31, 2000 at specific rates. At December 31, 2000, all of these contracts had matured.

     The following tables provide information as of December 31, 2000 and 1999 about Consoltex's foreign currency risk sensitive instruments and related derivatives.

At December 31, 2000

($ millions)                                          COSTA RICAN
                                  C$       MEXICAN    COLONES
                               DENOMINATED PESO       DENOMINATED TOTAL
                                           DENOMINATED
=============================================================================
BALANCE SHEET ITEMS
DENOMINATED IN FOREIGN
CURRENCIES ($US EQUIVALENT)
 Assets
   Current assets               43.7        25.6         1.3       70.6
   Fixed assets and other       80.7        20.8         0.6      102.1
     non-monetary Assets
 Total assets                  124.4        46.4         1.9      172.7

Liabilities
   Current liabilities          55.6        29.1         0.2       84.9
   Long-term debt and other      2.8         0.8           -        3.6
   monetary Liabilities
 Total liabilities              58.4        29.9         0.2       88.5



At December 31, 1999

($ millions)                                         COSTA RICAN
                                C$        MEXICAN    COLONES
                              DENOMINATED PESO       DENOMINATED TOTAL
                                          DENOMINATED
==========================================================================
BALANCE SHEET ITEMS
DENOMINATED IN
FOREIGN CURRENCIES
($US EQUIVALENT)
 Assets
   Current assets                47.8      30.7         1.6      80.1
   Fixed assets and other
   non-monetary Assets           47.3      27.7         0.6      75.6
 Total assets                    95.1      58.4         2.2     155.7

 Liabilities
    Current liabilities          31.2      25.0         0.2      56.4
    Long-term debt and other
    monetary Liabilities         12.3       1.9         0.1      14.3
 Total liabilities               43.5      26.9         0.3      70.7

At December 31, 1999
                             Scheduled Maturity Date
=====================================================================

FORWARD         2000   2001  2002  2003  2004  TOTAL  FAIR VALUE AT
EXCHANGE                                              DECEMBER 31, 1999
AGREEMENTS                                            ASSET (LIABILITY)
(PAY
$US/RECEIVE
$CDN)
========================================================================

Notional         7.0    -     -     -     -    7.0      (0.4)
  amount
Average       1.3711
 contractual
 Exchange rate


COMMODITY RISK

     Commodity risk exposure relates to fluctuations in the market prices for Consoltex's raw materials, principally, polypropylene resin used in its Polypropylene Operations. Consoltex does not use derivative instruments to mitigate this risk.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are set forth herein commencing on page F-1.
Schedule II to the financial statements is set forth herein on page S-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DICLOSURE

     On August 7, 2000, Consoltex elected not to reappoint the firm of PricewaterhouseCoopers LLP as its independent accountants, and in the place of PricewaterhouseCoopers LLP, engaged the firm of Deloitte & Touche LLP. This change in independent accountants was not prompted by disagreements between Consoltex and PricewaterhouseCoopers LLP. For additional information regarding the change in the independent accountants of Consoltex, please refer to that certain Form 6-K incorporated by reference to this report by Exhibit 99.1 hereto.


                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The following tables set forth the name, age as of March 26, 2001, and position of each person who serves as a director or executive officer of the registrant, Consoltex Inc., and the registrant's parent, Consoltex Holdings, Inc. Please refer to Part I of this Form 10-K under the section "Development of the Business" for a more complete description of the relationship between the registrant and its parent.

     All directors of Consoltex Inc. and Holdings serve for the term for which they are elected or until their successors are duly elected and qualified or until death, retirement, resignation or removal.

                              CONSOLTEX INC.
==================================================================

NAME                 AGE                  POSITION
========================================================================
Theodore C. Rogers   67 Chief Executive Officer
Paul J. Bamatter     44 President, Chief Operating Officer and Director
Alex Di Palma        41 Executive Vice-President, Finance and Taxation
C. Suzanne Crawford  43 Vice-President, Legal Affairs and Corporate Secretary
Antoinette Lapolla   43 Vice-President and Treasurer
William J. Milowitz  39 Senior  Vice-President of the Textile Operations and
                        President of Marketing- Apparel Fabrics Sector for North
                        America
Paul Roche           38 Senior Vice-President, Finance of the Textile Operations



                         CONSOLTEX HOLDINGS, INC.
===============================================================

NAME                AGE                POSITION
================================================================
Theodore C. Rogers   67  Chairman of the Board, Chief Executive Officer
                         and President
Paul J. Bamatter     44  Chief Financial Officer
Alex Di Palma        41  Executive Vice-President, Finance and Taxation
C. Suzanne Crawford  43  Vice-President, Legal Affairs and Corporate
                         Secretary
Antoinette Lapolla   43  Vice-President and Treasurer
Kim A. Marvin        39  Director
Steven D. Tarino     29  Director


     Mr. Rogers has served as Chief Executive Officer of Consoltex Inc. since February 28, 2001. He served as a director of Consoltex Inc. and its predecessor company from October 20, 1999 to October 2, 2000, and has served as President and Chief Executive Officer of Polypropylene Operations since September 12, 2000, and Chief Executive Officer of Textile Operations since February 28, 2001. Mr. Rogers has served as a director and Chairman of the Board of Holdings since October 9, 2000, and as President and Chief Executive Officer of Holdings since February 28, 2001. Mr. Rogers is a director, the Chairman of the Board and the Secretary of American Industrial Partners Corporation. He co-founded American Industrial Partners and has been a director and officer of this firm since 1989. Mr. Rogers also serves as a director of Bucyrus International, Inc., Easco
Corporation, Great Lakes Carbon Corp., Sweetheart Holdings, Inc., RBX Corporation, Stanadyne Automotive Corp. and Derby International.

     Mr. Bamatter has served as director of Consoltex Inc. since October 2, 2000, and as President and Chief Operating Officer of Consoltex Inc. since March 1, 2001. He served as Vice-President Finance and Chief Financial Officer of Consoltex Inc. and its predecessor company from 1993 to March 1, 2001. Mr. Bamatter has served as the Chief Financial Officer of Holdings since September 28, 2000, and he served as Vice-President Finance of Holdings from September 28, 2000 to February 28, 2001.

     Mr. Di Palma has served as Executive Vice-President, Finance and Taxation for Consoltex Inc. since March 1, 2001. He served as Vice-President, Taxation of Consoltex Inc. and its predecessor company from May 1995 to March 1, 2001. Mr. Di Palma has served as Executive Vice-President, Finance and Taxation of Holdings since March 1, 2001.
He served as Vice-President, Taxation of Holdings from September 28, 2000 to March 1, 2001.

     Ms. Crawford has served as Vice-President, Legal Affairs and Corporate Secretary of Consoltex Inc. and its predecessor company since May 1996. Prior to May 1996, Ms. Crawford was Director, Legal Affairs and Corporate Secretary of Consoltex Inc.'s predecessor company. Ms. Crawford has served as Vice-President, Legal Affairs and Corporate Secretary of Holdings since September 28, 2000.

     Ms. Lapolla has served as Vice-President Treasurer of Consoltex Inc. and its predecessor company since January 1999. Prior to January 1999, Ms. Lapolla held various positions of increasing responsibility since joining Consoltex Inc. in October 1975. Ms. Lapolla has served as Vice-President and Treasurer of Holdings since September 28, 2000.

     Mr. Milowitz has served as Senior Vice-President of the Textile Operations and Consoltex's President of Marketing - Apparel Fabrics Sector for North America, both of Consoltex Inc. since September 2000, and as President of Balson-Hercules since September 1995.

     Mr. Roche has served as Senior Vice-President of Finance of the Textile Operations of Consoltex Inc. since September 2000. He served as Vice-President of Finance of the Textile Operations of Consoltex Inc. from April 2000 to September 2000. Prior to April 2000, he was the Director of Financial Reporting for the predecessor company of Consoltex Inc.

     Mr. Marvin served as a director of Consoltex Inc. and its predecessor company from October 20, 1999 to October 2, 2000. Mr. Marvin has served as a director of Holdings since October 9, 2000. Mr. Marvin is currently a managing director of American Industrial Partners Corporation where he has been employed since July 1997. Mr. Marvin was previously employed by the Mergers & Acquisitions Department of Goldman, Sachs and Co. where he was employed from 1994 through 1997. Mr. Marvin also serves as a director of Bucyrus International, Inc. Great Lakes Carbon Company, Stanadyne Automotive Corp. and Sweetheart Holdings, Inc.

     Mr. Tarino has served as a director of Holdings since October 9, 2000. Mr. Tarino is currently a principal of American Industrial Partners Corporation, where he has been employed since 1995.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid or accrued by Consoltex Inc. to the Chief Executive Officer and each of the five other most highly compensated executive officers (collectively, the "Named Executive Officers") for their services for the years ended December 31, 2000, 1999 and 1998:

                               Annual Compensation            Long-term
                                                              Compensa-
                                                              tion
                   ======  =================================  ===========
Name and             Year  Salary($)  Bonus($) Other annual   Awards      All other
principal                                      compensation   Securites   compensation
position                                          ($)(1)      underlying    ($)(2)
                                                              options (#)
======================================================================================
Richard H. Willett     2000   420,000       --          --       --        29,077
President and CEO(3)   1999   420,000       --   1,147,967       --        14,448
                       1998   420,000       --      53,890       --         5,600

Paul J. Bamatter       2000   285,000       --          --       --        27,537
Vice-President         1999   315,144  121,066     127,781       --        24,004
Finance and CFO        1998   275,000   73,333          --       --           820

Christopher L.         2000   250,000       --           --      --        25,778
Schaller               1999   250,000  121,066           --      --        18,350
President and CEO,     1998   199,519  141,700           --      --        15,000
Textile Operations
and Consoltex
Inc.(4)

William J. Milowitz    2000   240,000       --           --      --        17,484
Senior Vice-President
of the Textile
Operations and
President of Marketing
-Apparel Fabrics
 Sector for North
 America (5)

Scott S. Womack        2000   115,806       --            --      --        12,988
President and CFO,
LINQ and CFO of the
Polypropylene
Operations (6)

Jay R. Tavormina (7)   2000   181,639       --            --      --        275,569
                       1999   260,000  121,066        95,793                  7,998
                       1998   250,000   18,333            --      --         26,833

FOOTNOTES

(1)Certain of Consoltex Inc.'s executive officers receive personal benefits in addition to salary and cash bonuses. In 1998, the amount for Mr. Willett includes $25,000 for reimbursement of professional services. In 1999, as a result of the exercise of stock options the amounts include for Mr. Willett $1,099,677, Mr. Bamatter $104,923 and for Mr. Tavormina $91,152. In 1999, Special Bonus Payments were made as defined under "Management Incentive Plans" below. The amounts include special bonus payments of $121,066 for each of Messrs. Bamatter, Schaller and Tavormina. The amount of personal benefits has been omitted from the table for each Named Executive Officer for whom the aggregate amount of any benefits did not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for the Named Executive Officer. Personal benefit amounts paid that do not exceed 25% of the total personal benefits received have been omitted from this footnote.

(2)For Messrs. Willett, Bamatter, Schaller and Tavormina, these amounts for 2000, 1999 and 1998 include premiums for group and supplemental life, health, dental, extra disability and long-term disability insurance, amounts reimbursed under the executive health and medical reimbursement plan and, to the exclusion of Mr. Willett, contributions to the applicable Consoltex 401(k) plans. For Mr. Milowitz, the amount for 2000 includes premiums for group and supplemental life, health, dental and long-term disability insurance and a contribution to the Consoltex (USA) Inc./Balson-Hercules' 401(k) plan. For Mr. Womack the amount includes premiums for group life, health, dental and disability insurance and amounts reimbursed under the executive health and medical reimbursement plan. For Mr. Tavormina the amount for 2000 also includes $281,684 as a severance payment of which $20,120 represents an amount for earned but unused vacation.

(3)Mr. Willett resigned from all positions with Consoltex effective February 28, 2001.

(4) Mr. Schaller joined Consoltex Inc. on January 1, 1998 as Vice President, Strategic Planning and was appointed President and Chief Executive Officer of Textile Operations and of Consoltex Inc. on August 31, 1998. Mr. Schaller ceased to be an executive officer on February 26, 2001. After joining Consoltex Inc. in 1998, Mr. Schaller was granted options to purchase 15,000 Subordinate Voting Shares of Consoltex Inc.'s predecessor company. Mr. Schaller exercised options in 1999.

(5)Mr. Milowitz became an executive officer on March 10, 2000 when he was appointed Senior Vice-President of the Textile Operations.

(6)Mr. Womack became an executive officer on September 12, 2000 when he was appointed President and Chief Financial Officer of LINQ. He joined LINQ on February 21, 2000 as Vice-President, Finance and Chief Financial Officer of the Polypropylene Operations of Consoltex.

(7)Mr. Tavormina ceased to hold a position with Consoltex on September
   12, 2000.

PENSION BENEFITS

     Consoltex (USA) Inc. and Balson-Hercules, together, and LINQ, separately, maintain 401(k) Plans for their employees, including executive employees (the "U.S. Pension Plans"). These are registered contributory defined contributions plans. Mr. Willett did not participate in the U.S. Pension Plans. Messrs. Bamatter, Schaller, Womack and Tavormina are the Named Executive Officers who participate in the U.S. Pension Plans.

     Consoltex (USA) Inc. maintains Supplemental Executive Retirement Plans in the United States (the "SERP") for a select group of senior management personnel to ensure proper retirement income. The pension benefits are integrated with the benefits payable under the U.S. Pension Plans, as applicable. The following table sets forth the annual pension benefits payable at age 65 based on the participants' years of credited service and average salary for the U.S. Pension Plan:

                          PENSION PLAN TABLE
===========================================================
AVERAGE SALARY        YEARS OF CREDITED SERVICE
===========================================================
                  15         20         25         30
$125,000       $37,500    $50,000    $62,500    $75,000
$150,000       $45,000    $60,000    $75,000    $90,000
$175,000       $52,500    $70,000    $87,500   $105,000
$200,000       $60,000    $80,000   $100,000   $120,000
$225,000       $67,500    $90,000   $112,500   $135,000
$250,000       $75,000   $100,000   $125,000   $150,000
$275,000       $82,500   $110,000   $137,500   $165,000
$300,000       $90,000   $120,000   $150,000   $180,000
$325,000       $97,500   $130,000   $162,500   $195,000
$350,000      $105,000   $140,000   $175,000   $210,000
$375,000      $112,500   $150,000   $187,500   $225,000
$400,000      $120,000   $160,000   $200,000   $240,000
$425,000      $127,500   $170,000   $212,500   $255,000
$450,000      $135,000   $180,000   $225,000   $270,000
$475,000      $142,500   $190,000   $237,500   $285,500
$500,000      $150,000   $200,000   $250,000   $300,000

     Under the SERP, participating senior executives will receive a lifetime benefit, inclusive of the U.S. Pension Plans, if applicable, equal to 2% of their annual average of the last two complete calendar years' salary prior to the event (retirement, death or termination) for each year of complete years of service, to a maximum of 30 years. Salary is defined as base salary plus bonus under Consoltex's Annual Incentive Plan.
However, for Mr. Willett, the minimum pension was established at 25.0% of his annual average of the last two complete calendar years' base salary without consideration of the number of complete years of service at the event. The respective years of credited service as of December 31, 2000 and at normal retirement age for Mr. Bamatter are eight years, two months and 28 years, nine months; for Mr. Schaller are four years and nine years, seven months; for Mr. Willett are five years and nine years, two months; and for Mr. Tavormina are five years and twenty-two years, 1 month.

MANAGEMENT INCENTIVE PLANS

     All executive officers of Consoltex participate in the Management Incentive Plan. The purpose of this plan is to tie each participating manager's compensation to the financial performance of the operations of Consoltex for which the manager works. Each eligible management position has a target bonus based on level of responsibility. Annual financial performance is determined on the basis of a combination of profits and return on net assets achieved, as compared to objectives.

     After the October 1999 acquisition by AIP/CGI NB Acquisition Corp. of all of the Subordinate Voting Shares of Consoltex Inc., certain senior officers were paid special bonuses in recognition of their contribution to the process leading up to the acquisition.

EXECUTIVE HEALTH AND MEDICAL REIMBURSEMENT PLAN

     Certain senior executives of Consoltex including Messrs. Bamatter, Schaller, Womack and, prior to their terminations, Messrs. Willett and Tavormina, each a Named Executive Officer, were each entitled to receive reimbursement of health and medical expenses not covered under their applicable group benefits plans in an annual amount of up to $5,000.

COMPENSATION OF DIRECTORS

     Only directors who are not employees of Holdings or its subsidiaries qualify to receive compensation for acting as members of the board of directors of Holdings or Consoltex Inc. Mr. Bamatter, the sole director of Consoltex Inc., is also an employee of Consoltex Inc., and accordingly in not entitled to receive compensation for his service as director. None of the directors of Holdings, Messrs. Rogers, Marvin and Tarino, receive compensation for service provided as directors of Holdings; however American Industrial Partners, a firm which employees Messrs. Rogers, Marvin and Tarino, receives a management fee and expense reimbursement for general management, financial and other corporate advisory services provided by the officers, employees and agents of American Industrial Partners. Please refer to Item 13 of this Part III under the section heading "American Industrial Partners - Management Services Agreement" for a more complete description of this arrangement between Consoltex and American Industrial Partners.

EMPLOYMENT CONTRACTS

     Prior to his termination, Mr. Willett had an employment arrangement with Consoltex (USA) Inc. that provided for a base salary of $420,000, membership in Consoltex's management incentive plan with a target bonus of 40%, a supplemental executive retirement plan and other executive benefits. On February 28, 2001, Holdings, Consoltex (USA) Inc., and Mr. Willett entered into a Severance Agreement under which Mr. Willett's employment relationship with the Consoltex was immediately terminated. The Severance Agreement provides, among other things, that for the 29-month period following his termination, Mr. Willett will receive severance payments in the amount of approximately $32,400 per month and that health and medical insurance for Mr. Willett and his spouse will be continued without cost to Mr. Willett. He will also be entitled to receive a lump-sum payment of the actuarial equivalent value of his entitlement under the SERP if Consoltex's Textile or Polypropylene Operations are sold.

     Consoltex (USA) Inc. is a party to an employment agreement with Mr. Bamatter pursuant to which Mr. Bamatter serves as Chief Financial Officer of Holdings and President and Chief Operating Officer of Consoltex Inc. Mr. Bamatter receives an annual base salary of $285,000 subject, under the terms of the employment agreement, to an annual increase at the discretion of the Compensation Committee, membership in Consoltex's management incentive plan with a target bonus of 40%, a supplemental executive retirement plan and other executive benefits. The agreement also provides for a severance payment equal to three times his average annual base salary for the last two full calendar years.

     Consoltex Inc. is party to an employment agreement with Mr. Schaller under which Mr. Schaller served as President and Chief Executive
Officer, Textile Operations of Consoltex Inc. Mr. Schaller ceased to be an officer of Consoltex on February 26, 2001. Mr. Schaller's base salary under the agreement is $250,000. The agreement provides that in the event that Mr. Schaller is terminated without cause, he is entitled to receive a severance payment in the amount of one year of his base salary, and if he is terminated within one year of a change of control of Consoltex Inc., he is entitled to receive a severance payment in the amount of two years of his base salary. Mr. Schaller's termination arrangement has yet to be finalized. He currently continues to be compensated as an employee of Consoltex.

    Balson-Hercules is a party to an employment agreement with Mr. Milowitz pursuant to which Mr. Milowitz serves as Senior Vice-President of the Textile Operations of Consoltex Inc., President of Marketing Apparel Fabrics Sector for North America of Consoltex Inc. and President of Balson-Hercules through December 31, 2002. Under the employment agreement, Mr. Milowitz receives an annual base salary of $230,000, is eligible for cash bonuses at the discretion of the Compensation Committee, and receives other executive benefits. If Mr. Milowitz is terminated without cause, he will be entitled to receive his base salary for the remainder of the term of the employment agreement.

   Prior to his termination, Mr. Tavormina had an employment arrangement with LINQ pursuant to which he served as its President and Chief Executive Officer. Pursuant to the terms of the employment arrangement, upon his September 12, 2000 termination, Mr. Tavormina received a severance payment in the amount of $261,564, which was equal to approximately one year of his then current base salary.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2000, Mr. Willett served as a member of Consoltex's Management Resources and Compensation Committee, while at the same time being an officer of Consoltex Inc. and an employee of Consoltex (USA) Inc.

     The Management Resources and Compensation Committee of the Board of Directors of Holdings, which we refer to as the COMPENSATION COMMITTEE, is currently composed of two directors, both of whom are outside directors, namely Theodore C. Rogers, Chairman of the Committee, and Kim A. Marvin.

COMPOSITION OF THE COMPENSATION COMMITTEE

     The Compensation Committee was first formed in August 1993 as a committee of the board of directors of Consoltex Inc. and is now a committee of the board of directors of Holdings. The Compensation Committee meets as required and at least annually. The Compensation Committee has a specific mandate to review and approve the compensation for executive officers of including the Named Executive Officers whose names appear in the Summary Compensation Table under "Executive Compensation", and for all non-executive Directors. It also reviews management compensation policies and benefits and monitors management succession planning.

COMPENSATION PROCESS

     The Consoltex compensation program consists principally of salary and annual incentive. The Compensation Committee reviews and approves the compensation for the Named Executive Officers subject to the terms of their existing employment agreements, if any.

     To support the business plan of Consoltex in a highly competitive environment, during the year ended December 31, 2000, the Compensation Committee based its compensation decisions on fulfilling the objectives of a total executive compensation policy for all senior management employees of Consoltex. The objectives of the total compensation policy are to enable Consoltex to use total compensation as a strategic tool to drive the business; attract, retain and motivate qualified executives through an appropriately competitive total compensation program; tie executive total pay to performance at all organization levels (corporate, divisional and individual); and link executive total compensation to shareholders'interests.

     Consoltex desires to take a leadership role in compensation matters in order to parallel its targeted leadership position in its industry sector. The target is the 75th percentile of the reference market when all of the corporate, divisional and individual performance objectives are fully met. Total compensation would be in excess of the 75th percentile when performance achieved is superior to expectations.

     The Compensation Committee determines the criteria to be used as the basis for the award of bonuses, if any. In 1996, the Compensation Committee implemented a Management Incentive Plan, the purpose of which is to tie each manager's compensation to the financial performance of Consoltex. Each eligible management position has a target bonus based on level of responsibility. Annual financial performance is determined on the basis of a combination of profits and return on net assets achieved, as compared to objectives.

CHIEF EXECUTIVE OFFICER COMPENSATION

     Mr. Willett, the former Chief Executive Officer of Consoltex Inc., was compensated at a level that the Compensation Committee deemed appropriate for the duties and scope of responsibilities of the position, and that level was intended to be competitive with compensation paid to the chief executives of comparable companies. Mr. Rogers, the current Chief Executive Officer of Consoltex Inc., receives no direct compensation for his performance of services in that capacity; however, American Industrial Partners, a firm which Mr. Rogers co-founded and currently serves in an executive capacity, receives a management fee for general management, financial and other corporate advisory services provided by the officers, employees and agents of American Industrial Partners. Please refer to Item 13 of this Part III under the section heading "American Industrial Partners
- Management Services Agreement" for a more complete description of this arrangement between Consoltex and American Industrial Partners.

     Submitted by the Management Resources and Compensation Committee of the Board of Directors of Holdings:

Theodore C. Rogers (Chairman)
Kim A. Marvin


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table lists certain information concerning the beneficial ownership of Consoltex Inc.'s common stock, as of March 26, 2000, by the following persons:

* each person known by the Consoltex Inc. to own beneficially more than 5% of the outstanding common stock;

* the executive officers whose names appear in the Summary Compensation Table in this Form 10-K;

*  each director of Consoltex Inc.; and

*  all executive officers and directors as a group.

     Except as otherwise indicated, Consoltex Inc. believes that the owners named below have sole voting and investment power of the common stock listed.

Title            Name and Address              Number          Percent
of                                             of shares       of
class                                                          Class
=====================================================================
Common        Consoltex Holdings, Inc.(1)    83,370,286 - 3/5  100%
stock           c/o Consoltex (USA) Inc.
                1040 Avenue of the Americas
                6th Floor
                New York, NY 10018

              Paul J. Bamatter(2)            83,370,286 - 3/5  100%
              Theodore C. Rogers(3)          83,370,286 - 3/5  100%
              Kim A. Marvin(3)               83,370,286 - 3/5  100%
              Steven D. Tarino(3)            83,370,286 - 3/5  100%

              Executive officers and
              Directors as a group           83,370,286 - 3/5   100%


(1) Consoltex Holdings, Inc. the parent of Consoltex Inc., owns 100% of the outstanding capital stock of Consoltex Inc.

(2) Mr. Bamater, a Named Executive Officer and director of Consoltex Inc., is also an executive officer of Consoltex Holdings, Inc. Accordingly, Mr. Bamatter may be deemed to beneficially own some or all of the shares of Consoltex Inc. owned by Consoltex Holdings, Inc. Mr. Bamatter disclaims beneficial ownership of any such shares.

(3) Each of Messrs. Rogers, Marvin and Tarino is an executive officer and/or director of Consoltex Holdings, Inc., and each is also an executive, principal and/or employee of American Industrial Partners. American Industrial Partners is an affiliate of American Industrial Partners Capital Fund II, L.P., which owns all of the shares of capital stock of Consoltex Holdings, Inc. Accordingly, Messrs. Rogers, Marvin and Tarino may be deemed to beneficially own some or all of the shares of Consoltex Holdings, Inc. owned by American Industrial Partners Capital Fund II, L.P., and consequently, all of the shares of Consoltex Inc. held by Consoltex Holdings, Inc. Messrs. Rogers, Marvin and Tarino each disclaim beneficial ownership of any such share of Consoltex Inc. and Consoltex Holdings, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AIP/CGI NB ACQUISITION CORP. ACQUISITION OF 100% OWNERSHIP OF CONSOLTEX
INC.

     As described more fully under "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OVERVIEW" in this Form 10-K, AIP/CGI NB Acquisition Corp. exercised its option to purchase 3,140,000 multiple voting shares of Consoltex Inc. on September 29, 2000, thus acquiring 100% ownership of Consoltex.

AMERICAN INDUSTRIAL PARTNERS - MANAGEMENT SERVICES AGREEMENT

     On October 20, 1999, Consoltex (USA) Inc. and American Industrial Partners entered into a fifteen-year Management Services Agreement pursuant to which American Industrial Partners receives an annual management fee, payable quarterly in advance, in the amount of $1.35 million, plus reimbursement of out-of-pocket expenses, for general management, financial and other corporate advisory services provided by the officers, employees and agents of American Industrial Partners. Mr. Rogers, a co-founder and current executive of American Industrial Partners, is the Chief Executive Officer of Consoltex Inc. and the Chief Executive Officer, President and Chairman of the Board of Directors of Holdings. Messrs. Marvin and Tarino, employees of American Industrial Partners, are directors of Holdings.


                                  PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
        FORM 8-K

        (a)  The following documents are filed as part of this Report:

1. Consolidated Financial Statements:                         Page


   Independent  Auditors' Reports..............................F-1
   Consolidated Balance Sheets.................................F-2
   Consolidated Statements of Operations
        and Comprehensive Income...............................F-4
   Consolidated Statements of Shareholder's Equity.............F-5
   Consolidated Statements of Cash Flows.......................F-6
   Notes to Consolidated Financial Statements..................F-7

2. Financial Statement Schedule filed: II - Valuation and
   Qualifying Accounts and Reserves............................S-1


3. Index to Exhibits

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT

3.1 Certificate of Amalgamation of AIP/CGI NB Acquisition Corp. (with Consoltex Inc.) filed October 2, 2000.

3.2 Certificate of Amendment filed October 2, 2000 re change of name of AIP/CGI NB Acquisition Corp. to Consoltex Inc.

3.3 Certificate of Incorporation and By-laws of Consoltex (USA) Inc. filed December 20, 1990 and Certificate of Amendment filed September 28, 1993.

3.4 By-laws of AIP/CGI Acquisition Corp. (now called Consoltex Holdings, Inc.) adopted September 3, 1999.

3.5      By-laws of Consoltex Inc. adopted October 2, 2000.

3.6 Certificate of Incorporation of AIP/CGI Acquisition Corp. filed September 1, 1999; Certificate of Amendment filed August 28, 2000 changing name to Consoltex Holdings, Inc. and Certificate of Amendment filed September 29, 2000.

4.1 Indenture dated September 30, 1993 among Consoltex Group Inc., Consoltex (USA) Inc., The Balson-Hercules Group Ltd., LINQ Industrial Fabrics, Inc. and First Trust National Association, as Trustee, including the form of 11% Series B Senior Subordinated Note due 2003.

4.2 Supplemental Indenture dated August 18, 1994 among Consoltex Group Inc., Consoltex (USA) Inc., The Balson-Hercules Group Ltd., LINQ Industrial Fabrics, Inc. and First Trust National Association, as Trustee.

4.3 Consent in Respect of 11% Senior Subordinated Notes due 2003 dated September 18, 2000.

4.4 Second Supplemental Indenture dated September 29, 2000 among Consoltex Inc., Consoltex (USA) Inc., The Balson-Hercules Group Ltd., LINQ Industrial Fabrics, Inc., Rafytek, S.A. de C.V., Consoltex Mexico, S.A. de C.V. and U.S. Bank Trust National Association, as Trustee.

4.5     Third Supplemental Indenture dated April 12, 2001 among
        Consoltex Holdings, Inc., Consoltex Inc., Consoltex (USA)
        Inc., The Balson-Hercules Group Ltd., LINQ Industrial
        Fabrics, Inc., Rafytek, S.A. de C.V., Consoltex Mexico, S.A. de C.V. and U.S. Bank Trust National Association, as
        Trustee.

4.6 Stockholders Agreement dated September 9, 1999 among AIP/CGI NB Acquisition Corp., Consoltex Group Inc., Les Gantiers
        Holding B.V., Les Gantiers Limited and The Big Sky Trust.

4.7 Amended and Restated Loan Agreement dated October 20, 1999 among Les Gantiers Holding B.V., Les Gantiers Limited and
        AIP/CGI NB Acqusition Corp.

4.8 Amendment No. 1 to the Amended and Restated Loan Agreement dated October 21, 1999 among Les Gantiers Holding B.V., Les Gantiers Limited, and AIP/CGI NB Acquisition Corp.

4.9 Debenture Purchase Agreement dated September 29, 2000 between Consoltex Holdings, Inc. and Les Gantiers Holding
        B.V.

4.10    Transfer Agreement dated September 29, 2000 among Les
        Gantiers Holding B.V., AIP/CGI NB Acquisition Corp., Les
        Gantiers Limited, Consoltex Inc. and The Big Sky Trust.

4.11    Guaranty dated September 29, 2000 by Consoltex Inc.,
        Consoltex (USA) Inc., The Balson-Hercules Group Ltd., LINQ Industrial Fabrics, Inc. for the benefit of Les Gantiers
        Holding B.V.

4.12 Assignment and Assumption Agreement dated October 20, 2000 by Consoltex Holdings, Inc., and Les Gantiers Holding B.V. in favour of Les Gantiers Limited.

4.13 Contribution Agreement dated September 29, 2000 between Consoltex Holdings, Inc. and American Industrial Partners Capital Fund II, L.P.

10.1 Second Amended and Restated Credit Agreement dated November 7, 2000 among Consoltex Holdings, Inc., Consoltex Inc., Consoltex Mexico, S.A. de C.V., Consoltex (USA) Inc., The Balson-Hercules Group Ltd., LINQ Industrial Fabrics, Inc., Rafytek, S.A. de C.V., as borrowers;National Bank of Canada and Bank of America, N.A. as agents and lenders and other lenders.

10.2 Amendment No. 1 to the Second Amended and Restated Credit Agreement dated December 29, 2000 among Consoltex Holdings, Inc., Consoltex Inc., Consoltex Mexico, S.A. de C.V., Consoltex (USA) Inc., The Balson-Hercules Group Ltd., LINQ Industrial Fabrics, Inc., Rafytek, S.A. de C.V., as borrowers; National Bank of Canada and Bank of America, N.A. as agents and lenders and other lenders.

10.3 Amendment No. 2 to the Second Amended and Restated Credit Agreement dated March 30, 2001 among Consoltex Holdings, Inc., Consoltex Inc., Consoltex Mexico, S.A. de C.V., Consoltex (USA) Inc., The Balson-Hercules Group Ltd., LINQ Industrial Fabrics, Inc., Rafytek, S.A. de C.V., as borrowers; National Bank of Canada and Bank of America, N.A. as agents and lenders and other lenders.

10.4 Management Services Agreement dated October 20, 1999 between Consoltex (USA) Inc. and American Industrial Partners.

10.5 Lease dated April 1, 1995 and amended August 31, 1998 between Liberty Sites Ltd. and Consoltex Inc.

10.6    Agreement of Lease dated May 3, 1996 between Rosenthal
        Associates and others and The Balson-Hercules Group Ltd.

10.7 Lease dated July 21, 1996 between Immobiliaria de Mexquitic S.A. de C.V. and Marino Technologies de Mexico, S.A. de C.V.

10.8 Warehouse Lease dated September 30, 1996 between J.R. Realty Corporation and Marino Technologies, Inc.

10.9 Lease dated April 23, 1997 between The Prudential Insurance Company of America and John King, Inc., a division of The
        Balson-Hercules Group Ltd.

10.10   Lease Agreement dated August 1, 1997 between Cigarrera La
        Moderna, S.A. de C.V. and Rafytek, S.A. de C.V.

10.11 Lease and Purchase Option Agreement dated February 26, 1999 between Immobiliaria PRI, S.C. and Royalton Mexicana, S.A. de C.V.

10.12   Supplemental Executive Retirement Plan (effective January 1,
        1996).

10.13   Supplemental Executive Retirement Plan (effective January 1,
        1996) (Willett).

10.14 Amendment to Supplemental Executive Retirement Plan adopted January 18, 1999.

10.15   Amendment to Supplemental Executive Retirement Plan
        (Willett) adopted January 18, 1999.

10.16   Management Incentive Plan adopted by Consoltex Inc. in 1996.

10.17   Management Incentive Plan Matrix for Associates in the
        Polypropylene Operations dated March 8, 2000.

10.18 Management Incentive Plan [Matrix] for Senior Management of Consoltex Inc. - Corporate Group and Consoltex (USA) Inc.
        dated March 15, 2000.

10.19   Severance Agreement dated February 28, 2001 among Consoltex
        (USA) Inc., Consoltex Holdings, Inc., American Industrial
        Partners Fund II, L.P. and Richard H. Willett.

10.20   Employment Agreement dated April 1, 1997 among Consoltex
        (USA) Inc., Consoltex Group Inc. and Paul J. Bamatter.

10.21   Memorandum dated August 6, 1998 from Consoltex Inc. to
        Christopher L. Schaller regarding his employment arrangement.

10.22   Letter dated March 5, 1997 from LINQ Industrial Fabrics,
        Inc. to Jay R. Tavormina outlining terms of employment.

10.23 Employment Agreement dated November 16, 1996 as amended February 4, 2000 between The Balson-Hercules Group Ltd. and William J. Milowitz.

21.1     Subsidiaries of the Registrant.

99.9 Consoltex Inc.'s current report of a foreign issuer filed on Form 6-K on August 7, 2000 (incorporated by reference to the filing of such report made on August 7, 2000).


 (b)    Reports on Form 8-K

   During the quarter ended December 31, 2000, Consoltex filed a report on 8-K, dated September 29, 2000 reporting its change in control.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be duly signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2001.


                                             CONSOLTEX INC.

                                     Per: /s/ Theodore C. Rogers
                                 ----------------------------------
                                            Theodore C. Rogers
                                            Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 13, 2001.


   Signatures                               Title
/s/ Theodore C. Rogers                      Chief Executive Officer
------------------------------------------- (Principal Executive Officer)
Theodore C. Rogers
/s/ Alex Di Palma                           Executive Vice-President,
------------------------------------------  Finance and Taxation (Principal
Alex Di Palma                               Financial and Accounting
                                            Officer)
/s/ Paul J. Bamatter                        Director
------------------------------------------
Paul J. Bamatter

                           CONSOLTEX HOLDINGS, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS

                         Independent Auditors' Reports





Deloitte & Touche, LLP
1 Place Ville-Marie
Suite 3000
Montreal QC H3B 4T9
Canada

Tel.: (514) 393-7115




April 9,  2001


AUDITORS' REPORT

To the Shareholder of
Consoltex Holdings, Inc.


We have audited the consolidated balance sheet of Consoltex Holdings, Inc. as at December 31, 2000 and the consolidated statements of operations and comprehensive income, shareholder's equity and cash flows for the three months ended December 31, 2000 of Consoltex Holdings, Inc. and for the nine months ended September 30, 2000 of Consoltex Inc. Our audit also included the financial statement schedule listed in the index at item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We  conducted  our  audits  in  accordance  with  generally  accepted  auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and the results of its operations and its cash flows for the period then ended in accordance with generally accepted accounting principles in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set fourth therein.






Deloitte & Touche  LLP  (Signed)

PricewaterhouseCoopers LLP
Chartered Accountants
1250 Rene-Levesque Blvd West
Suite 3500
Montreal Quebec
Canada H3B 2G4
Telephone (514) 205 5000


February 15, 2000   (Except for Note 21, which is at April 9, 2001)


AUDITORS' REPORT



To the Shareholders of
Consoltex Group Inc.


We have audited the consolidated balance sheet of Consoltex Group Inc. as at December 31, 1999 and the consolidated statements of operations and comprehensive income, shareholder's equity and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1999 in accordance with generally accepted accounting principles in the United States of America.



PricewaterhouseCoopers LLP   (Signed)

                           CONSOLTEX HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                              Consoltex    Consoltex
                                                                              Holdings,    Inc.
                                                                              Inc.
(in thousands of U.S. dollars)                                                December 31, December 31,
                                                                                 2000         1999
=======================================================================================================
                                                                                              Restated
                                                                                              (Note 21)
CURRENT ASSETS
  Cash and cash equivalents                                                          $ 1,252   $ 2,969
  Accounts receivable and prepaid expenses (Note 2)                                   48,110    50,638
  Inventories  (Note 3)                                                               66,456    90,202
  Other assets (Note 4)                                                                1,959     1,512
=======================================================================================================
                                                                                     117,777   145,321

Fixed assets  (Note 5)                                                                99,257   111,044
Goodwill, net of accumulated amortization of $2,031
  (1999 - $10,832)                                                                   124,670    80,333
Other assets (Note 4)                                                                  2,018     3,172
Deferred income tax assets (Note 13)                                                   1,625         -
=======================================================================================================

Total assets                                                                        $345,347  $339,870
                                                                                    ==================

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Bank loans (Note 6)                                                                $43,407   $38,888
  Accounts payable and accrued liabilities (Note 7)                                   57,433    38,221
  Income taxes payable                                                                 3,083     2,761
  Current portion of long-term debt (Note 8)                                          57,500    55,000
  Current portion of other long-term liabilities (Note 9)                              3,893     5,646
  Current portion of deferred income tax liabilities (Note 13)                         1,050     5,262
=======================================================================================================
                                                                                     166,366   145,778

Long-term debt(Note 8)                                                               122,179   120,000
Other long-term liabilities (Note 9)                                                   7,756    11,196
Deferred income tax liabilities (Note 13)                                                 -     15,083

Commitments and contingencies (Note 14)

SHAREHOLDER'S EQUITY
  Share capital (Note 10)                                                                  1    75,213
  Contributed surplus (Note 10)                                                       85,336     2,087
  Deficit                                                                            (34,857)   (1,136)
  Accumulated other comprehensive loss                                                (1,434)  (28,351)
=======================================================================================================
                                                                                       9,046    47,813
=======================================================================================================
Total liabilities and shareholder's equity                                          $345,347  $339,870
                                                                                    ===================

The accompanying notes are an integral part of these financial statements.

                           CONSOLTEX HOLDINGS, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                  CONSOLTEX HOLDINGS, INC.        CONSOLTEX INC.
                                                ==========================  =============================
                                                             Three months    Nine
                                                                ended        months
                                                              December       ended        Year ended
                                                                 31,        September  December  December
(in thousands of U.S. dollars)                                  2000        30, 2000   31, 1999  31, 1998
=========================================================================================================
                                                                                       Restated
                                                                                      (Note 21)
Sales                                                            $84,408   $285,750   $343,058  $325,861
=========================================================================================================
Cost of sales                                                    103,418    230,290    268,355   249,308
Selling and administrative expenses                               18,219     32,617     37,551    33,364
Foreign exchange (gain) loss (Note 11)                               (45)     3,086     (4,961)    7,263
Depreciation                                                       3,672     10,927     13,202    10,805
Amortization                                                       2,048      2,932      2,645     2,415
=========================================================================================================
                                                                 127,312    279,852    316,792   303,155
=========================================================================================================
(Loss) earnings from operations                                  (42,904)     5,898     26,266    22,706
Other expense (Note 12)                                              487      1,511      3,264       166
=========================================================================================================
                                                                 (43,391)     4,387     23,002    22,540

Financing costs:
  Interest expense -
    Bank loans                                                     1,148      3,342      3,025     2,466
    Long-term debt                                                 5,037     14,217     15,814    15,022
=========================================================================================================
                                                                   6,185     17,559     18,839    17,488
  Amortization of deferred financing expenses                        964      1,865      1,608     1,218
  Factor expenses (Note 2)                                           738      1,358      1,555     1,546
=========================================================================================================
                                                                   7,887     20,782     22,002    20,252
=========================================================================================================
(Loss) earnings before income tax                                (51,278)   (16,395)     1,000     2,288
Income tax (recovery) expense (Note 13)                          (16,421)    (1,874)       547     3,571
=========================================================================================================
Net (loss) earnings                                              (34,857)   (14,521)       453    (1,283)

Effect of changes in exchange rates during the period on net investment in subsidiaries having a functional currency other
than the U.S. dollar                                              (1,434)      (115)    1,416      (787)
========================================================================================================
Comprehensive (loss) income                                     $(36,291)  $(14,636)    1,869    (2,070)
                                                               =========================================



The accompanying notes are an integral part of these financial statements.

                           CONSOLTEX HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                             Accumulated
                                                            Contri-             other        Total
                                                  Share     buted           comprehensive  Shareholder's
(in thousands of U.S. dollars)                    capital   surplus Deficit income(loss)     equity
========================================================================================================
CONSOLTEX INC.
==============
Balances at December 31, 1997                     $72,365   $   -     $ (306)$(28,980)      $43,079
Shares issued on exercise of stock options            162       -          -        -           162
Net loss                                                -       -     (1,283)       -        (1,283)

Effect of changes in exchange rates during the
year on net investment in subsidiaries having
a functional currency other than the U.S.
dollar.                                                 -        -         -      (787)        (787)
--------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                     $72,527   $    -   $(1,589) $(29,767)     $41,171
Shares issued under Share Purchase Loan
Program                                               906        -         -         -          906
Shares issued on exercise of stock options          1,780        -         -         -        1,780
Capital contributions                                   -    2,087         -         -        2,087
Net earnings                                            -        -       453         -          453

Effect of changes in exchange rates during the
year on net investment in subsidiaries having
a functional currency other than the U.S.
dollar.                                                 -        -         -     1,416        1,416
--------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                      $75,213  $2,087   $(1,136) $(28,351)     $47,813
Net loss                                                -        -   (14,521)        -      (14,521)

Effect of changes in exchange rates during the
period on net investment in subsidiaries
having a functional currency other than the
U.S. dollar.                                            -        -         -      (115)        (115)
--------------------------------------------------------------------------------------------------------
Balances at September 30, 2000                     $75,213  $2,087  $(15,657) $(28,466)     $33,177
                                                   =====================================================

CONSOLTEX HOLDINGS, INC.
========================
Initial share capital of the Company               $     1 $74,101  $      -  $      -      $74,102
Capital contribution from the parent                     -  11,235         -         -       11,235

--------------------------------------------------------------------------------------------------------
Balances on October 2, 2000                        $     1 $85,336  $      -  $      -      $85,337
Net loss                                                 -       -   (34,857)        -      (34,857)

Effect of changes in exchange rates during the
period   on  net  investment  in  subsidiaries
having a functional  currency  other  than the
U.S. dollar.                                             -       -         -    (1,434)      (1,434)
--------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                      $     1 $85,336  $(34,857) $ (1,434)     $49,046
                                                     ===================================================


The accompanying notes are an integral part of these financial statements.

                           CONSOLTEX HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      CONSOLTEX      CONSOLTEX INC.
                                                      HOLDINGS,
                                                      INC.
                                                     =============  ================================
                                                      Three months  Nine months
                                                         ended         ended         Year ended
                                                        December     September   December December
(in thousands of U.S.dollars)                           31,2000       30,2000     31,1999  31,1998
====================================================================================================
                                                                               Restated
                                                                               (Note 21)
Cash flows (used in) from operating activities:
  Net (loss) earnings                                  $(34,857)  $(14,521)    $   453 $ (1,283)
  Adjustments to reconcile net (loss) earnings
   to net cash flows(used in)from operating activities:
   Depreciation                                           3,672     10,927      13,202   10,805
   Amortization of goodwill                               2,015      2,832       2,505    1,465
   Amortization of other assets                              33        100         140      950
   Amortization of deferred financing expenses              964      1,865       1,608    1,218
   Foreign exchange (gain) loss                            (144)     1,765      (4,378)   2,556
   Deferred income tax (recovery) expense               (16,727)    (2,943)     (1,208)     409
   (Decrease) increase in long-term liabilites              (44)       413         732      517
   Other                                                     56        426           -     (504)


Changes in -
  Accounts receivable and prepaid expenses                7,954     (5,871)     (4,873)   1,108
  Inventories                                            27,396     (5,195)     (9,818)  (3,282)
  Accounts payable and accrued liabilities                9,814      6,690       1,237   (2,574)
  Income taxes payable                                     (531)       962      (2,504)  (1,052)
==================================================================================================
Cash flows (used in) from operating activities             (399)     2,550      (2,904)  10,333

Cash flows (used in) from investing activities:
  Purchase of fixed assets                               (1,476)    (8,040)    (10,636) (13,594)
  Proceeds on sale of fixed assets                            -        850           -      222
  Business acquisitions (Note 16 )                            -          -     (36,264)       -
==================================================================================================
Cash flows used in investing activities                  (1,476)    (7,190)    (46,900) (13,372)
Cash flows from (used in) financing activities:
  (Decrease) increase in bank loans                      (1,110)     6,221      10,702   10,310
  Payment of long-term debt                             (51,500)    (5,250)     (7,000)  (6,126)
  Proceeds from issuance of long-term debt               59,250          -      43,000        -
  Loan from shareholder                                       -      9,500           -        -
  (Decrease) increase in other long-term liabilities     (1,500)    (3,463)        (90)     567
 (Decrease) increase in other assets                     (2,441)       191      (1,149)      51
  Issuance of share capital                                   -          -       2,686      162
  Capital contribution                                        -          -       2,087        -
==================================================================================================
Cash flows from (used in) financing activities            2,699      7,199      50,236    4,964

Increase (decrease) in cash                                 824     (2,541)        432    1,925
==================================================================================================
Cash:
  At the beginning of the period                            428      2,969       2,537      612
==================================================================================================
  At the end of the period                              $ 1,252     $  428     $ 2,969  $ 2,537
                                                          ========================================
Supplemental disclosures of cash flow information

Interest paid                                           $ 9,115   $ 14,504     $18,554  $17,987
                                                          ========================================
Income taxes paid                                       $   275   $  1,389     $ 2,073  $ 4,087
                                                          ========================================

The accompanying notes are an integral part of these financial statements.

                           CONSOLTEX HOLDINGS,  INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, unless otherwise noted)

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND BASIS OF PRESENTATION OF THE FINANCIAL STATEMENTS

Consoltex Holdings, Inc. is a North American textile and packaging company with activities divided between its Polypropylene and Textile Operations located in the United States, Canada, Mexico and Costa Rica. Consoltex Holdings, Inc. is vertically integrated from the production of yarn, in its Polypropylene Operations, through to weaving, dyeing, printing, finishing and coating, as well as, production of end products such as bulk bags and small bags. It also conducts its own research and development and maintains its own sales, marketing and distribution network throughout North America.

On January 1, 2000, Consoltex Inc., a subsidiary of Consoltex Group Inc., the previous reporting entity, was wound-up into Consoltex Group Inc. Consoltex Group Inc. subsequently changed its name to Consoltex Inc.

In the first quarter of 2000, Consoltex Inc. changed its reporting currency from the Canadian dollar to the U.S. dollar and decided to prepare its financial statements in accordance with generally accepted accounting principles in the United States ("US GAAP"). These changes were made to more accurately reflect the currency in which the Company operates, as well as, to be more useful to the users of these financial statements. The comparative figures have been restated to reflect these changes.

CHANGE IN CONTROL

Immediately after the end of the third quarter of 2000, Consoltex Inc. entered into a series of transactions which constitute a change in control of Consoltex Inc. (the "Change in Control"). American Industrial Partners Capital Fund
II, L.P. ("AIP"), exercised its option (the "Option") to purchase 3,140,000 Multiple Voting Shares of Consoltex Inc. (the "Shares") from Les Gantiers Holding B.V. ("LGH"), constituting 51.33% of the voting interest in Consoltex Inc. Immediately prior to AIP's exercise of the Option, AIP held securities representing the right to vote 48.67% of the total votes attributable to the outstanding securities of Consoltex Inc. Immediately after the exercise of the Option, AIP held securities representing the right to vote 100% of the total votes attributable to the outstanding securities of Consoltex Inc.
As a result, AIP's total cost of its investment in Consoltex Inc. of $85,337 was pushed down to Consoltex Inc. and its subsidiaries.

As part of the Change in Control, Consoltex Inc. sold all of the capital stock of Consoltex (USA) Inc., its wholly-owned subsidiary, to its parent, Consoltex Holdings, Inc. (the "Company"). As a result, consolidated financial statements of the Company are presented for periods subsequent to October 2, 2000, as they represent the most meaningful information for investors and include the same operating entities as the consolidated financial statements of Consoltex Inc. prior to October 2, 2000. The accounting policies of the Company are consistent with those of Consoltex Inc.

On October 20, 1999, the Company acquired all the outstanding Subordiante Voting Shares of Consoltex Inc. for a total investment of $74,102, referred to as the privatization transaction.

On September 29, 2000, the Company increased its investment in Consoltex Inc. in the amount of $11,235.

The Change in Control that occurred on October 2, 2000 resulted in the push-down of AIP's cost to the assets and liabilities of each legal entity in the group based on their fair market value as of that date. The fair market value of the fixed assets was determined based on management estimates and on valuations performed by independent
appraisers.   The  balance  sheet as at October 2, 2000, after reflecting the push-down adjustment, is presented below:


                                                     OCTOBER 2, 2000
====================================================================
ASSETS
CURRENT ASSETS
  Cash                                                   $       428
  Accounts receivable and prepaid expenses                    55,963
  Inventories                                                 93,817
--------------------------------------------------------------------
                                                             150,208
Fixed assets                                                 101,613
Goodwill                                                     127,880
Other assets                                                   2,522
--------------------------------------------------------------------
Total assets                                                $382,223
                                                            ========

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Bank loans                                                $ 44,461
  Accounts payable and accrued liabilities                    47,479
  Income taxes payable                                         3,596
  Current portion of long-term debt                           49,750
  Current portion of other long-term liabilities               2,622
  Current portion of deferred income tax liabilities           6,758
====================================================================
                                                             154,666

Long-term debt                                               122,123
Other long-term liabilities                                   10,558
Deferred income tax liabilities                                9,539

SHAREHOLDER'S EQUITY

  Share capital                                                    1
  Contributed surplus                                         85,336
  Retained earnings                                                -
  Accumulated other comprehensive income                           -
====================================================================
                                                              85,337
====================================================================
  Total liabilities and shareholder's equity                $382,223
                                                            ========



CONSOLIDATION

The consolidated financial statements include the results of its subsidiaries; Consoltex Inc. and Consoltex (USA) Inc. All intercompany transactions have been eliminated on consolidation.

FOREIGN CURRENCY

Assets and liabilities of the companies with a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, with the related translation adjustments included in accumulated other comprehensive loss in shareholder's equity. Revenues and expenses are translated at rates that approximate the rates in effect on the transaction date.

The Company manages its foreign exchange exposure on anticipated net U.S. dollar cash flow to its Canadian operations, through the use of forward foreign exchange contracts. Forward foreign exchange contracts are marked to market and resulting gains and losses are included in Foreign exchange gain or loss.

CASH AND CASH EQUIVALENTS

Includes cash on hand and highly liquid investments with a maturity of less than three months.

INVENTORIES

Inventories are valued at the lower of cost and net realizable value. The cost is determined using the average cost method. For finished goods and work in process, cost includes the cost of raw materials, direct labour and manufacturing overhead.

FIXED ASSETS

As a result of the Change in Control, the fixed assets were restated to their fair market value on October 2, 2000. Prior to October 2, 2000, the fixed assets were stated at cost. Depreciation is provided for on a straight-line basis over the estimated useful lives of the assets, which are as follows:

    Buildings                   40 years
    Machinery and equipment     3 to 20 years

The Company performs reviews for the impairment of its fixed assets by evaluating the carrying value of its fixed assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on fixed assets to be disposed of are determined in a similar manner, except that fair market values are reduced by the cost of the disposition.

GOODWILL

All goodwill resulting from the Change in Control is being amortized over a period of 15 years commencing on October 2, 2000. Consoltex Inc. previously amortized goodwill over periods of 15 to 40 years. The Company assesses at each balance sheet date whether there has been a permanent impairment in the value of goodwill. This is accomplished in a number of ways, including determining whether projected undiscounted future cash flows from operations exceed the net book value of goodwill as of the assessment date. Additional factors considered by management in the preparation of the projections and in assessing the value of goodwill include the effects of obsolescence, demand, competition and other pertinent economic factors, trends and prospects that may have an impact on the value or remaining useful life of goodwill.

OTHER ASSETS

Other assets primarily include deferred financing expenses and long-term receivables. Deferred financing expenses are amortized on a straight-line basis over the duration of the related debt.

REVENUE RECOGNITION

The Company recognizes revenue when goods are shipped or services performed and when significant risks and benefits of ownership are transferred.

REPAIRS AND MAINTENANCE

The costs of repairs and maintenance that extend the estimated useful life of the related fixed asset are capitalized as part of the cost of the fixed asset, otherwise the costs are expensed in the same year as incurred.

RESEARCH AND DEVELOPMENT

Costs related to research and development are expensed in the same year as incurred. These expenses amounted to $1,600 in 2000, $2,600 in 1999 and $2,400 in 1998.

Interest rate swap contracts

The differentials to be received or paid under interest rate swap contracts are recognized in earnings concurrently with the interest expense on the underlying debt.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


2.    ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

                                            CONSOLTEX           Consoltex Inc.
                                            HOLDINGS,           December 31, 1999
                                            INC.
                                            DECEMBER
                                            31, 2000

===================================================================================
Trade receivables                           $ 51,165             $ 47,978
Less: Allowance for doubtful accounts         (6,369)              (1,405)
===================================================================================
Net trade receivables                       $ 44,796             $ 46,573
Other receivables                              1,085                2,864
Prepaid expenses                               2,229                1,201
===================================================================================
                                            $ 48,110             $ 50,638
                                            =======================================

The Company factors certain of its accounts receivable from customers in the United States. The difference between the proceeds from factoring of receivables and the book value is recorded as factor expenses under financing costs while related commissions are included in selling and administrative expenses.

3.   INVENTORIES

                                     CONSOLTEX            Consoltex
                                     HOLDINGS,            Inc.
                                     INC.                 December 31, 1999
                                     December 31, 2000
=============================================================================
  Raw materials                     $ 23,426                  $24,859
  Work in process                     22,085                   24,224
  Finished goods                      30,535                   39,278
  Spare parts                          3,562                    4,167
==============================================================================
                                    $ 79,608                  $92,528

 Less reserves:
  Raw materials                       (2,134)                    (320)
  Work in process                     (2,336)                    (212)
  Finished goods                      (8,585)                  (1,702)
  Spare parts                            (97)                     (92)
==============================================================================
                                     (13,152)                  (2,326)
==============================================================================
                                    $ 66,456                   $90,202
                                      =========================================

4.  OTHER ASSETS

                                                    CONSOLTEX HOLDINGS,INC.   Consoltex
                                                    December 31, 2000         Inc.
                                                                              December
                                                                              31, 1999
=======================================================================================
Deferred financing expenses - senior credit facility      $  2,547             $ 3,661
Less:  Accumulated amortization                               (588)             (2,149)
=======================================================================================
                                                          $  1,959             $ 1,512
                                                          =============================

Deferred financing expenses - Senior Subordinated Notes   $  1,878             $ 6,305
Long-term receivables                                          327               1,301
======================================================================================
                                                          $  2,205             $ 7,606
Less:  Accumulated amortization                               (187)             (4,434)
=======================================================================================
                                                          $  2,018             $ 3,172
                                                          =============================

On October 2, 2000, as a result of the Change in Control, the other assets were restated to their fair market value based on management estimates. The fair market value became the cost and accumulated amortization was eliminated as of that date.

5.  FIXED ASSETS

                                 CONSOLTEX HOLDINGS, INC.
                                    DECEMBER 31, 2000
                       ==================================================
                                        Accumulated     Net Book
 					 Cost     Depreciation     value
==========================================================================
Land                       $   2,943     $      -       $  2,943
Buildings                     29,971          280         29,691
Machinery and equipment       69,941        3,318         66,623
==========================================================================
                            $102,855     $  3,598       $ 99,257
                         =================================================

                                        Consoltex Inc.
                                      December 31, 1999
                          ===============================================
                                        Accumulated     Net book
                             Cost       depreciation     value
=========================================================================
Land                       $   3,517    $       -       $  3,517
Buildings                     39,028        6,655         32,373
Machinery and equipment      134,143       58,989         75,154
=========================================================================
                           $ 176,688    $  65,644       $111,044
                         ================================================

On October 2, 2000, as a result of the Change in Control, all the fixed assets were restated to their fair market value based on management estimates and on valuations performed by independent appraisers. The fair market value became the cost and accumulated depreciation was eliminated as of that date.

6.  BANK LOANS

On November 7, 2000, the Company renegotiated its senior credit facility with its bankers. The new facility consists of a $57,500 working capital loan and a $59,250 term loan, both of which mature on December 31, 2001. The term loan is repayable in quarterly instalments of $1,750 starting on December 31, 2000. This new facility is subject to certain financial covenants and restrictive conditions and is secured by certain of the Company's accounts receivable, inventory and fixed assets. As at December 31, 2000, the Company was in compliance with all covenants and conditions of the new facility. Interest is payable quarterly for base rate loans, at issuance for bankers' acceptance loans, at maturity for LIBOR loans and upon quarterly principal payment for the term loan at the applicable rate plus an applicable margin. The margin varies from 2.00% to 3.50% on LIBOR and bankers' acceptance rate loans and from 1.00% to 2.50% on base rate loans. At December 31, 2000, the rate for outstanding LIBOR loans was 9.95%, 9.12% for bankers' acceptance rate loans and 11.45% for base rate loans for a weighted average rate for the borrowings under the working capital loan of 10.18% (1999 - 9.05%).

The unused portion of the working capital loan at December 31, 2000 totalled $12,616 and bore an unused commitment fee of 0.5% per annum.


6.  BANK LOANS (CONT'D)


Amounts outstanding under letters of credit totalled $1,477 at December 31, 2000, and are included as a reduction in arriving at the unused portion of the working capital loan, as disclosed above.

7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                               CONSOLTEX HOLDINGS, INC. Consoltex Inc.
                               DECEMBER 31, 2000        December 31, 1999
=========================================================================
Trade accounts payable          $ 34,794                     $ 25,549
Accrued salaries and benefits      2,241                        2,042
Accrued interest                   4,022                        3,989
Other                             16,376                        6,641
=========================================================================
                                $ 57,433                     $ 38,221
                                =========================================


 8.  LONG-TERM DEBT

                                                                CONSOLTEX   Consoltex
                                                                HOLDINGS    Inc.
                                                                INC.        December
                                                                December    31, 1999
                                                                31, 2000
=====================================================================================
Series B 11% Senior Subordinated Notes  maturing October 1, 2003
  Interest payable semi-annually on April 1 and October 1       $ 120,000  $ 120,000

10.5% Convertible Debenture
  Interest payable quarterly starting December 31, 2000             2,179         -

Term Loan, maturing December 31, 2001
  Interest payable quarterly at LIBOR plus margin (see Note 6)     57,500         -

Term Loan A, maturing October 31, 2000
  Interest payable quarterly at LIBOR plus 2.75%                        -     12,000

Term Loan B, maturing October 31, 2000
   Interest payable quarterly at LIBOR plus 3.00%                        -    43,000
====================================================================================
                                                                   179,679   175,000

Less:  Amounts due within one year                                  57,500    55,000
====================================================================================
                                                                 $ 122,179 $ 120,000
                                                                 ===================

The Series B 11% Senior Subordinated Notes due 2003 (the "Notes") were jointly issued by Consoltex Inc. and Consoltex (USA) Inc., (together the "Issuers"). The Notes are unsecured, however they are guaranteed, on an unsecured senior subordinated basis, by subsidiaries of the Issuers. The Notes are redeemable under certain circumstances, including upon change of control of Consoltex Inc. and now the Company. Also, upon a change of control, the Issuers must make an offer to each holder of Notes to repurchase all or any part of such holder's Notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. The Indenture governing the Notes contains some limitations on the ability of the Issuers to incur certain types of indebtedness.

In connection with the Change in Control, holders of not less than a majority in aggregate principal amount of the Company's 11% Senior Subordinated Notes due in 2003 consented to the Change in Control and waived certain requirements under the Indenture governing the Notes, and the Company entered into the Second Supplemental Indenture, dated as of September 29, 2000.

On September 29, 2000, the Company issued a 10.5% Convertible Debenture to LGH in the principal amount of $2,123. This debenture is subordinate to the bank senior credit facilities. Interest is payable quarterly through the issuance of additional Debentures starting December 31, 2000. All the Debentures are payable on October 15, 2003, or sooner if certain conditions are fulfilled.
The Debentures are convertible into common shares of the Company at a specified price.

The weighted average interest rate on long-term debt of the Company was 10.7% during the year ended December 31, 2000 (1999 - 10.3%).

On March 19, 1996, Consoltex Inc. entered into a senior bank debt facility providing it with a $35,000 five-year Term Loan A. Consoltex Inc. and all its material subsidiaries were allowed to borrow under this syndicated facility. The Term Loan A was subject to certain financial covenants and restrictive conditions, was secured by certain fixed assets, and was guaranteed by all its subsidiaries. The Term Loan A was repayable over five years in 20 installments, of which the first 8 quarterly installments were $875, the next 11 quarterly installments were $1,750 and a 20th and final installment in March 2001 was $5,000. During 1997, Consoltex Inc. repaid $3,750 of the term loan from the proceeds of a treasury share issue. On November 7, 2000, the outstanding balance of this Term Loan A was repaid as part of the renegotiation of the senior credit facility (see Note 6).

Term Loan B was subject to all of the same terms and conditions as Term Loan A except that the entire balance of Term Loan B was repayable on October 31, 2000. An extension was obtained to November 7, 2000 at which time Term Loan B was repaid as part of the renegotiation of the senior credit facility (see Note
6). Term Loan B was issued in two installments. $25 million was issued on August 2, 1999 with respect to the acquisition of Marino Technologies Inc., while $18 million was issued on November 19, 1999 with respect to the acquisition of the assets of Atlas Bag Inc.

Long-term debt payments over the next five years, determined at December 31, 2000, are as follows: 2001 - $57,500; 2002 - Nil; 2003 - $122,179; thereafter
- Nil.

9.  OTHER LONG-TERM LIABILITIES

                                                     CONSOLTEX      Consoltex Inc.
                                                     HOLDINGS,INC.  December
                                                     December 31,   31, 1999
                                                     2000
==================================================================================
Remaining amounts owing on acquisitions              $  6,204      $ 11,815
Obligations relating to employees                       2,682         2,454
Obligations relating to equipment purchases             2,069         1,612
Liability related to forward exchange contracts             -           374
Provision for seniority premiums payable to employees     694           587
==================================================================================
                                                        11,649        16,842
Less:  Amounts due within one year                       3,893         5,646
==================================================================================
                                                      $  7,756      $ 11,196
                                                      ============================

Payments of other long-term liabilities over the next five years and thereafter, determined as at December 31, 2000, will be as follows: 2001 - $3,893; 2002 - $1,936; 2003 - $663; 2004 - $538; 2005 - $413; thereafter -
$4,206.

10.  SHARE CAPITAL AND CONTRIBUTED SURPLUS

CONSOLTEX HOLDINGS, INC.

The authorized share capital of the Company consists of 1000 common shares with a par value of $0.01 per share. All the authorized share capital was issued on September 1, 1999.

In October 1999, AIP, its parent company, made a contribution of capital to the Company of $74,101.

On September 29, 2000, the parent company made an additional contribution of capital in the amount of $11,235.

CONSOLTEX INC.

The authorized share capital of Consoltex Inc. consisted of an unlimited number of Multiple Voting Shares without par value, an unlimited number of Subordinate Voting Shares without par value, (collectively called the "Equity Shares"), and an unlimited number of First Preferred Shares and Second Preferred Shares without par value issuable in series. The Equity Shares were identical in all respects except that the Subordinate Voting Shares had one vote per share while the Multiple Voting Shares had five votes per share and were convertible any time into Subordinate Voting Shares on a share-per-share basis. The Equity Shares ranked junior to the First and Second Preferred Shares. Under certain conditions, including a change of control of the Company, the Multiple Voting Shares would automatically be converted into a like number of Subordinate Voting Shares.

On October 20, 1999, all of the outstanding Subordinate Voting Shares of Consoltex Inc. were acquired by AIP for $3.80 per share (Cdn $5.60 per share). As a result of this transaction, Consoltex Inc.'s equity increased by $3,867 including $2,087 of contributed surplus by the Company and $1,780 from the exercise of all outstanding stock options.

The number of outstanding shares and their aggregate stated value were as follows:





                             CONSOLTEX                  Consoltex Inc.
                             HOLDINGS,INC.
                             December 31,   December    December
                             2000           31, 1999    31, 1998
==========================================================================
                            NUMBER          Number           Number
                            OF              of               of
                            SHARES  AMOUNT  shares   Amount  shares  Amount
============================================================================
Common shares             1,000    $1         -     $   -         -    $  -
Multiple Voting Shares        -     -   3,140,000  19,782  3,140,000  19,782
Subordinate Voting Shares     -     -  14,887,551  55,431 13,897,717  52,745
=============================================================================
                          1,000    $1  18,027,551 $75,213 17,037,717  $72,527
                          ===================================================



SHARE PURCHASE LOAN PROGRAM

On February 26, 1997, Consoltex Inc. implemented a Share Purchase Loan Program. Under the Program, Consoltex Inc. and certain of its subsidiaries offered full recourse interest-bearing loans up to a limit of $1,188 to Directors and to selected employees for the purchase of Subordinate Voting Shares of Consoltex Inc.

On October 20, 1999, all of the shares included in the Share Purchase Loan Program were tendered as part of the privatization transaction. As a result, all of the director and employee loans amounting to $521 were repaid to Consoltex Inc.

STOCK OPTION PLAN

Consoltex Inc. had a stock option plan which contemplated the granting of options to key employees of Consoltex Inc. and its subsidiaries and to directors of Consoltex Inc. to purchase an aggregate number of Subordinate Voting Shares of Consoltex Inc. which did not exceed 1,400,000 shares.

On October 20, 1999, those options outstanding under the Stock Option Plan that had an exercise price below $3.80 (Cdn $5.60) per share became vested and were exercised as part of the privatization transaction. Those options with an exercise price above $3.80 (Cdn $5.60) per share were forfeited.

A summary of the changes to the number of outstanding options during the years ended December 31, 2000, 1999 and 1998 is provided below:

                                  CONSOLTEX               Consoltex Inc.
                                  HOLDINGS, INC.
                                   2000                1999           1998
==================================================== ===================================
                                           WEIGHTED          Weighted
                                  NUMBER   AVERAGE   Number  average   Number   Weighted
                                  OF       EXERCISE  of      exercise  of       average
                                  OPTIONS  PRICE     options price     options  exercise
                                                                                price
========================================================================================
Outstanding at beginning  of year   -         -    1,211,000  $2.20    1,238,500  $2.38
Granted                             -         -            -      -       39,000  $2.70
Exercised                           -         -     (989,834) $1.78      (12,500) $1.76
Forfeited                           -         -     (221,166) $4.17      (54,000) $3.16
========================================================================================
Outstanding at end of year          -        -             -      -    1,211,000  $2.20
========================================================================================



11.  FOREIGN EXCHANGE (GAIN) LOSS

                                                               CONSOLTEX
                                                               HOLDINGS, INC.         CONSOLTEX INC.
=========================================================================================================
                                                             THREE MONTHS  NINE MONTHS
                                                             ENDED         ENDED          Year ended
                                                             DECEMBER 31,  SEPTEMBER   December  December
                                                             2000          30, 2000    31, 1999  31, 1998
=========================================================================================================
Effect of changes in exchange rates on net monetary assets in
   Mexico                                                      $ 719      $ 351      $ (751)   $1,830
Effect of changes in exchange rates on net monetary assets in
  Canada                                                        (957)     2,617      (3,451)    4,110
Losses (gains) on forward foreign exchange contracts              193       118        (759)    1,323
=========================================================================================================
                                                              $  (45)    $3,086     $(4,961)   $7,263
                                                              ===========================================



12.  OTHER EXPENSE

Other expense for the nine months ended September 30, 2000 represents $1,085 of management fees and expenses to AIP and a $426 loss on sale of a building in Mexico. Other expense for the three months ended December 31, 2000 in the amount of $487 represents management fees and expenses to AIP.

The other expense for the year 1999 represented $270 of management fees to AIP and $2,994 of costs related to the privatization transaction described in Note 10.

13.  INCOME TAXES


                                   CONSOLTEX      CONSOLTEX INC.
                                   HOLDINGS, INC.
===============================================================================
                                    THREE        NINE
                                    MONTHS       MONTHS        Year ended
                                    ENDED        ENDED      December December
                                    DECEMBER     SEPTEMBER  31, 1999 31, 1998
                                    31, 2000     30, 2000
===============================================================================
Earnings (loss) before income tax
  Canada                           $ (9,519)     $ (4,317)    $ 6,743  $ 4,790
  United States                     (27,148)      (10,125)     (8,197)  (5,574)
  Latin America                     (14,611)       (1,953)      2,454    3,072
===============================================================================
                                   $(51,278)     $(16,395)    $ 1,000  $ 2,288
                                  =============================================

Current income tax expense (recovery)
  Canada                              $ 68          $ 135       $ 913  $ 2,201
  United States                          9            388        (154)     192
  Latin America                        229            546         996      769
===============================================================================
                                      $306         $1,069    $ 1,755   $ 3,162
                                     ==========================================

Deferred income tax (recovery) expense
  Canada                          $ (3,140)        $ (514)    $ (133)  $ 1,611
  United States                     (9,046)        (3,329)    (1,779)   (1,210)
  Latin America                     (4,541)           900        704         8
===============================================================================
                                  $(16,727)      $ (2,943)  $ (1,208) $    409
                                  =============================================

Income tax (recovery) expense     $(16,421)      $ (1,874)  $    547  $  3,571
                                  =============================================


The applicable federal statutory corporate income tax rate in the United States is 35% (Canada - 1999 - 39.8%; 1998 - 39.8%). The following is a reconciliation of income taxes calculated at the above statutory rate with the (recovery of) provision for income taxes:

                                                          CONSOLTEX        CONSOLTEX INC.
                                                          HOLDINGS, INC.
=====================================================================================================
                                                             THREE      NINE
                                                             MONTHS     MONTHS
                                                             ENDED      ENDED         Year ended
                                                             DECEMBER   SEPTEMBER  December  December
                                                             31, 2000   30, 2000   31, 1999  31, 1998
=====================================================================================================
Income taxes (recovery) expense at the composite
   statutory rate                                           $(17,947)   $(5,738)    $ 398    $ 911

Increase (reduction) attributable to:
   Canadian manufacturing and processing credits                   -          -      (155)    (595)
   Amortization of non-deductible goodwill                       426        821       675      364
   Large corporations tax and other minimum taxes                305        627     1,046      709
   Stock option deduction                                          -          -      (530)       -
   Non-deductible capital expenditures                            74        139        220     195
   Mexico inflationary and indexation adjustment - net             1          4         25     230
   Valuation allowance                                         4,045        247        626       -
   Benefit of non-tax effected Latin American losses               -          -          -  (1,643)
   Foreign exchange                                             (311)       985     (1,300)  3,159
   Non-taxable amounts                                           (71)      (170)      (147)   (211)
   Tax rate differences due to foreign and state taxes          (903)      (320)       (11)   (107)
   Other - net                                                (2,040)     1,531       (300)    559
=====================================================================================================
                                                            $(16,421)   $(1,874)     $ 547  $3,571
                                                           ==========================================


Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred income tax assets (liabilities) at December 31, 2000 and 1999 consist of the following tax effected temporary differences:

                                                   CONSOLTEX  Consoltex
                                                   HOLDINGS,  Inc.
                                                   INC.       December 31,
                                                   DECEMBER   1999
                                                   31, 2000
==========================================================================
Current portion of deferred income tax assets:
  Inventories                                       $1,723   $  247
  Deferred financing                                    13       87
  Accounts receivable                                  742      246
  Others                                               393      771
==========================================================================
                                                    $2,871  $ 1,351
                                                   =======================
Deferred income tax assets:
  Accrued liabilities                               $ 3,384   $ 683
  Losses carried forward                             22,905   7,666
  Alternative minimum taxes                           1,484   1,487
  Retirement plans                                      932     875
  Share issue costs                                      41     102
  Intangibles                                           579     287
  Valuation allowance                               (6,914)  (1,435)
  Others                                               122        -
==========================================================================
                                                   $22,533  $ 9,665
                                                   =======================

Current portion of deferred income tax liabilities:
  Inventories                                      $(3,769) $ (6,317)
  Deferred financing                                   (67)      (46)
  Investment tax credits                               (85)     (125)
  Others                                                 -      (125)
==========================================================================
                                                   $(3,921)  $(6,613)
                                                 =========================


 Deferred income tax liabilities:
  Property, plant and equipment                  $(19,108)  $(22,586)
  Deferred financing                                 (308)      (407)
  Intangibles                                           -       (235)
  Others                                           (1,492)    (1,520)
==========================================================================
                                                 $(20,908)  $(24,748)
                                                 =========================

After netting current assets with current liabilities and non-current assets with non-current liabilities within each taxable entity for same tax jurisdictions, deferred taxes are represented by :

                                                  CONSOLTEX   Consoltex
                                                  HOLDINGS,   Inc.
                                                  INC.
                                                  DECEMBER    December
                                                  31, 2000    31, 1999
==========================================================================

Deferred income tax assets                         $1,625      $  -
Current portion of deferred income tax
  liabilities                                      (1,050)   (5,262)
Deferred income tax liabilities                         -   (15,083)
==========================================================================
                                                   $  575  $(20,345)
                                                  ========================

Investment tax credits relating to scientific research and experimental development have been accounted for using the cost reduction method, whereby the expenditure is reduced by the credits. Investment tax credits were approximately $500 for the year ended December 31, 2000 (1999 - $139; 1998 -$346).

The income tax benefit of all the income tax losses and alternative minimum taxes carried forward are reflected in the deferred income tax assets in the amount of $24,389 offset by a valuation allowance of $6,914. The Company and its subsidiaries had losses for federal income tax purposes of approximately $51,537 expiring starting in 2007 through 2020. The alternative minimum taxes have an indefinite carryover.


14.  COMMITMENTS AND CONTINGENCIES

(A) OPERATING LEASES

   Minimum annual commitments under operating leases for the next five years and thereafter, determined as at December 31, 2000 are as follows:

   2001                  $3,105
   2002                   2,592
   2003                   2,263
   2004                   1,600
   2005                   1,324
   Thereafter             3,626

   Total rental expense amounted to $3,612 for the year ended December 31, 2000 (1999 - $2,677; 1998 - $1,901).

(B) CONTINGENCIES

   Certain legal actions have been brought against the Company. Management is of the opinion that the outcome of such actions will not have a material adverse effect on the financial condition or on the results of operations of the Company.

(C) The Company has an agreement to pay AIP an annual fee of $1,370, plus out-of-pocket expenses, for advisory services.


15.  RELATED PARTY TRANSACTIONS

Total fees charged by AIP amounted to $1,085 for the nine months ended September 30, 2000 and $487 for the three months ended December 31, 2000 (twelve months 1999 - $270). Fees charged by Clairvest Group Inc., a shareholder at the time, under an agreement to provide advisory services amounted to $235 for the year ended December 31, 1999
(1998 - $169).

16.  BUSINESS ACQUISITIONS

1999 ACQUISITIONS

Acquisition of Royalton

On February 25, 1999, Consoltex Inc., through Consoltex Mexico S.A. de C.V., acquired all the issued and outstanding shares of Royalton Mexicana, S.A. de C.V. ("Royalton"). Royalton is a Mexican apparel manufacturer of outerwear and fashion apparel for the Mexican and U.S. markets.

ACQUISITION OF MARINO TECHNOLOGIES, INC.

On July 1, 1999, Consoltex Inc., through Consoltex (USA) Inc., acquired all the issued and outstanding shares of Marino Technologies, Inc. ("Marino"). Marino is a company primarily engaged in the manufacturing and distribution of polypropylene-based flexible intermediate bulk container bags in the United States and Mexico.

ACQUISITION OF THE ASSETS OF ATLAS BAG INC.

On October 1, 1999, Consoltex Inc., through Marino, acquired the assets of Atlas Bag Inc. ("Atlas Bag"). Atlas Bag is engaged in the manufacturing and distribution of polypropylene-based flexible intermediate bulk container bags in the United States.

The acquisitions were accounted for under the purchase method and the following is a summary of the net assets acquired at assigned values and consideration paid.

NET ASSETS ACQUIRED:
Current assets                                                $15,042
Fixed assets                                                    4,160
Other assets                                                      662
Goodwill (to be amortized over a period of 15 years)           35,668
=====================================================================
                                                               55,532
Less: Liabilities                                             (6,875)
=====================================================================
                                                              $48,657
                                                              =======
CONSIDERATION PAID:
 Cash                                                         $36,264
 Accounts payable (balance of sale payable over four years)    12,393
=====================================================================
                                                              $48,657
                                                              =======


Assuming an effective acquisition date of January 1, 1998 for the 1999 acquisitions, the pro-forma consolidated results of operations would have been the following:

                            YEAR ENDED           YEAR ENDED
                            DECEMBER 31,         DECEMBER 31,
                            1999                 1998
=====================================================================
                            (unaudited)          (unaudited)

Sales                         $381,322            $390,209
=====================================================================
Net earnings (loss)        $       420         $   (1,282)
=====================================================================


17.   FINANCIAL INSTRUMENTS

A. INTEREST RATE SWAP CONTRACTS

The Company was party to several interest rate swap contracts with original durations ranging from three to four years to hedge against interest exposures on floating rate indebtedness. The last contract expired on September 5, 2000. The contracts had the effect of converting the floating rate of interest on senior bank indebtedness to a fixed rate. Under the interest rate swaps, the Company had agreed with the other parties to exchange, every three months, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount.

The following table indicates the receive and pay rates on the swaps:

                                    DECEMBER 31

                                   2000        1999
=======================================================
Notional principal amount            -         $5,000
Receive -  floating rate             -         LIBOR
Pay  - fixed rate (weighted          -           6.66%
average)



B.  FORWARD FOREIGN EXCHANGE CONTRACTS

The Company mitigated the risk associated with foreign exchange fluctuations related to U.S. dollar transactions from its Canadian operations by entering into forward foreign exchange contracts. The last contract expired on December 29, 2000. Through these contracts, the Company was committed to sell U.S. dollars and to receive Canadian dollars in future periods at specific rates. Derivative financial instruments are not used for speculative purposes. The Company entered into contracts as detailed below:

                                       Average rate    Contract amount
=======================================================================
                                       2000    1999      2000     1999
=======================================================================
Forward foreign exchange contracts      $ -    $1.3711   $ -    $  7,000
months



C. CREDIT RISK EXPOSURES

Concentrations of credit risk on trade receivables due from customers are indicated in the following table by the percentage of the total balance receivable from customers in the specified categories:

                                                   DECEMBER 31
                                                2000         1999
===================================================================
Textile industry                                47.2%       42.6%
Companies and state agencies in Latin America   33.4%       24.8%


D. INTEREST RATE RISK EXPOSURES

The Company's exposures to interest rate risk are summarized in the following table:



                                         FIXED INTEREST RATE MATURING IN
===========================================================================================
                                            FLOATING                MORE   NON
                                            INTEREST   1    1 TO 5  THAN   INTEREST
                                             RATE      YEAR  YEARS   5     BEARING   TOTAL
                                                       OR           YEARS
                                                       LESS
===========================================================================================

DECEMBER 31, 2000
Financial assets:
  Cash                                       $ 1,252   $  -    $ -   $  -  $     -  $ 1,252
  Trade receivables                               -       -      -      -   44,796   44,796
===========================================================================================
                                             $ 1,252  $   -    $ -    $ -  $44,796  $46,048
                                           ================================================

Financial liabilities:
  Bank loans                                $ 43,407   $  -    $    - $ -  $     - $ 43,407
  Accounts payable and accrued liabilities         -      -         -   -   57,433   57,433
  Long-term debt                              57,500      -   122,179   -        -  179,679
  Other long-term liabilities                  3,178    911       606   -    6,954   11,649
===========================================================================================
                                            $104,085  $ 911  $122,785 $ -  $64,387 $292,168
                                           ================================================


(E) FAIR VALUES OF FINANCIAL INSTRUMENTS

                                                  CONSOLTEX         Consoltex Inc.
                                                  HOLDINGS,
                                                  INC.
                                                  DECEMBER           December
                                                  31, 2000           31, 1999
=======================================================================================
                                                   CARRYING          Carrying
                                                    AMOUNT    FAIR    amount    Fair
                                                              VALUE             value
=======================================================================================

Cash                                               $ 1,252  $ 1,252  $ 2,969   $ 2,969
Bank loans                                          43,407   43,407   38,888    38,888
Long-term debt                                     179,679  137,679  175,000   173,800
Other long-term liabilities                         11,649   11,649   16,842    16,842
Interest rate swap - unfavourable                        -        -        -       (11)
Forward foreign exchange contracts - unfavourable        -        -        -      (386)


The following summarizes the major methods and assumptions used in estimating the fair values of financial instruments:

Short-term financial instruments are valued at their carrying amounts included in the balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments. This approach applies to cash, trade receivables, bank loans, accounts payable and accrued liabilities.

Rates currently available to the Company for long-term debt with similar terms and remaining maturities are used to estimate the fair value of existing borrowings at the present value of expected cash flows if the debt instrument is not publicly exchanged. Closing market quotes are used to calculate the fair value of publicly-traded debt. The same approach is used for other long-term liabilities.

The fair value of interest rate swaps reflected the estimated amounts that the Company would have received or paid to terminate the contracts at the reporting date.

18.  SEGMENT DISCLOSURES

The Corporation operates in the two reportable segments described below. Each reportable segment offers different products and services and requires different technology and marketing strategies. The following summary briefly describes the operations included in each of the Company's reportable segments:

TEXTILE OPERATIONS - Includes the manufacture and distribution of nylon, polyester-based and acetate fabrics and end products for home furnishings, industrial , apparel and recreational markets.

POLYPROPYLENE OPERATIONS - Includes the manufacture and distribution of polypropylene-based fabrics and bags and end-products for industrial and agricultural markets.

The accounting policies of the reportable segments are the same as those described in the note on Accounting Policies. The Company evaluates performance based on EBITDA, which represents sales, reflecting transfer prices at market value, less allocable expenses before AIP management fee, foreign exchange gain (loss), depreciation and amortization, other income (expense), net financing costs and income taxes. Intersegment sales are transacted at market value. Segment assets are those which are directly used in segment operations.

The senior credit facility also uses EBITDA in the computation of certain financial covenants.

Beginning in 1999, the Company restructured its operations, resulting in the combination of two previously reported segments into a new segment named Textile Operations. Prior years' statements have been restated to reflect this change.


                             CONSOLTEX       CONSOLTEX
                             HOLDINGS,       INC.
                             INC.
==========================================  ==============================
                             THREE MONTHS    NINE MONTHS
                             ENDED           ENDED      Year ended
                             DECEMBER 31,    SEPTEMBER  December December
BY SEGMENT                   2000            30, 2000   31, 1999  31, 1998
===========================================================================
SALES:
Textile Operations                  49,429    161,830   213,044   212,793
Polypropylene Operations            34,979    123,920   130,014   113,068
===========================================================================
Consolidated sales                $ 84,408  $ 285,750 $ 343,058 $ 325,861
                            ===============================================

EBITDA:
Textile Operations               $(19,010)  $ 15,460   $ 23,425   $ 28,854
Polypropylene Operations          (16,224)     9,862     17,247     17,783
Total for reportable
   segments                       (35,234)    25,322     40,672     46,637
Corporate expenses                 (1,995)    (2,479)    (3,520)    (3,448)
===========================================================================
CONSOLIDATED EBITDA               (37,229)    22,843     37,152     43,189

AIP management fee                   (487)    (1,085)      (270)         -
Foreign exchange gain (loss)           45     (3,086)     4,961     (7,263)
Depreciation and amortization      (5,720)   (13,859)   (15,847)   (13,220)
Other expense                           -       (426)    (2,994)      (166)
Financing costs                    (7,887)   (20,782)   (22,002)   (20,252)
Income tax recovery (expense)      16,421      1,874       (547)    (3,571)
===========================================================================
Consolidated net earnings(loss)  $(34,857)  $(14,521)     $ 453   $ (1,283)
                               ============================================


                                  CONSOLTEX
                                  HOLDINGS,     Consoltex Inc.
                                  INC.
=============================================   ===============================
                                  THREE         NINE MONTHS
                                  MONTHS        ENDED          Year ended
                                  ENDED         SEPTEMBER   December  December
                                  DECEMBER      31, 2000    31, 1999  31, 1998
                                  31, 2000
===============================================================================
CAPITAL EXPENDITURES:
  Textile Operations               $     38    $3,093   $ 4,299     $ 5,203
  Polypropylene Operations            1,438     4,945     6,324       8,348
===============================================================================
Total for reportable segments         1,476     8,038    10,623      13,551
  Corporate                               -         2        13          43
===============================================================================
Consolidated capital expenditures    $1,476    $8,040   $10,636     $13,594
                                  =============================================


                                 CONSOLTEX           Consoltex Inc.
                                 HOLDINGS, INC.
======================================================================
                                 DECEMBER 31,        DECEMBER 31,
                                 2000                1999
=======================================================================
SEGMENT ASSETS:
  Textile Operations             $159,669            $136,928
  Polypropylene Operations        182,606             201,068
=======================================================================
Total for reportable segments     342,275             337,996
  Corporate                         3,072               1,874
=======================================================================
Consolidated total assets        $345,347            $339,870
                                =======================================

                     CONSOLTEX
                     HOLDINGS, INC. CONSOLTEX INC.
======================================================================
                     THREE MONTHS    NINE MONTHS
                     ENDED           ENDED            Year ended
                     DECEMBER 31,    SEPTEMBER 30, December  December
BY GEOGRAPHIC AR     2000            2000          31, 1999  31, 1998
======================================================================
SALES: (1)
  Canada             $14,849     $  41,859    $  57,089     $  55,465
  United States       47,016       173,134      229,343       219,891
  Mexico              21,011        65,403       53,869        47,081
  Others               1,532         5,354        2,757         3,424
======================================================================
Consolidated sales   $84,408      $285,750     $343,058      $325,861
                    ==================================================

                                      CONSOLTEX
                                      HOLDINGS, INC. Consoltex Inc.
===================================================================
                                      DECEMBER 31,   December 31,
                                      2000           1999
===================================================================
FIXED ASSETS AND GOODWILL:
  Canada                               $  90,851   $  44,069
  United States                          113,043     119,356
  Mexico                                  19,412      27,307
  Others                                     621         645
===================================================================
Consolidated fixed assets and goodwill  $223,927    $191,377
                                        ===========================

1. Sales are attributed to countries based on location of customer.

19.  IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET IMPLEMENTED

   ACCOUNTING FOR DERIVATIVE INSTRUMENTS NOT YET IMPLEMENTED

In 1998, FASB 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The Company must adopt this statement in fiscal 2001. This statement outlines accounting and reporting standards for derivative instruments and hedging activities. Under this standard, all derivatives will be recognized at fair market value and will be accounted for depending on the intended use of each derivative and its designation as a hedge. The impact of implementing this standard on the Company's consolidated balance sheets and consolidated statements of operations and comprehensive income will not be material.

20. FINANCIAL STATEMENTS OF CONSOLTEX INC., CONSOLTEX (USA) INC. AND THE GUARANTOR SUBSIDIARIES

The Notes are guaranteed, on an unsecured senior subordinated basis, by the Company and the active subsidiaries of the Issuers. Separate financial statements for Consoltex Inc., Consoltex (USA) Inc. and the guarantor subsidiaries (the "Guarantors") are not included herein because (i) the Company, the Issuers and the Guarantors are jointly and severally liable with respect to the Notes, (ii) the aggregate net assets, earnings and equity of Consoltex Inc., Consoltex(USA) Inc. and the Guarantors are substantially equivalent to the net assets, earnings and equity of the Company on a consolidated basis, and
(iii) such separate financial statements are not deemed material to investors.

21.    RESTATEMENT OF 1999 COMPARATIVE FIGURES

As a result of the subsequent discovery of facts in 2001, the 1999 financial statements of Consoltex Group Inc., prepared in accordance with Canadian generally accepted accounting principles and filed with the Company's Annual Report on form 20-F, require restatement to increase cost of sales by $1,573 and to decrease reported net earnings under both Canadian and US GAAP by the same amount. In addition, the Company had previously prepared 1999 financial statements in accordance with US GAAP which have not been filed under the Securities and Exchange Act of 1934 or released which have been restated to reflect the same adjustments. The 1999 figures presented therein in accordance with US GAAP reflect these adjustments. As a result of this restatement, as at December 31, 1999, Consoltex Inc. would have been in default of certain financial covenants of the senior credit facility in Place at that time. In 2000, the Company renegotiated the senior credit facility as further described in Notes 6 and 8. The 1999 financial statements prepared in accordance with Canadian GAAP have not been reissued by the Company and those financial statements and the related auditors' report should not be relied upon.

                                                   Schedule II

                            CONSOLTEX HOLDINGS, INC.

                     Valuation and Qualifying Accounts
                              (In thousands)

                 Balance   Additions     Deductions  Other   Balance at
                 beginning and expenses        (1)      (2)  end of
                 period                                      period
1998
Allowance for
doubtful
accounts          2,125       703        1,210         (43)     1,575

1999
Allowance
for doubtful
accounts          1,575       402        (650)          78      1,405

2000
Allowance
for doubtful
accounts          1,405     4,852         (76)         188      6,369

(1)  Accounts written off, net of recoveries.
(2) Includes currency translation adjustments and allowances added from the acquisition of Atlas and Royalton.