Form 10-Q
period 2001-03-31
CONSOLTEX INC/ CA
filed 2001-05-21
CIK 919008

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

                                    OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File No. 33-75176

                              CONSOLTEX INC.
          (Exact Name of Registrant as Specified in its Charter)


NEW BRUNSWICK, CANADA 52-1725179
(State or other Jurisdiction of (I.R.S. Employer
Incorporation or Organization)                   Identification No.)

8555 ROUTE TRANSCANADIENNE
SAINT-LAURENT, QUEBEC                              H4S 1Z6
(Address of Principal Executive Offices)           (Zip Code)

                              (514) 333-8800
           (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes ___             No  X

(Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.)

As of March 26, 2001, the Registrant had only one outstanding class of common stock, of which there were 83,370,268 - 3/4 shares outstanding.

                              CONSOLTEX INC.

                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                       PAGE NO.
 ITEM 1. Financial Statements (Unaudited)                                3
   INTERIM CONSOLIDATED BALANCE SHEETS                                   3
   INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE       4
    INCOME
   INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS                         5
    SEGMENT DISCLOSURES                                                  6
   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                    8

ITEM 2. Management's Discussion and Analysis of Condition and           10
        Results Of Operations
ITEM 3. Quantitative and Qualitative disclosures about market risk      13

PART II - OTHER INFORMATION                                             14

ITEM 6. Exhibits and Reports on Form 8-K                                14

SIGNATURE                                                               18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         CONSOLTEX HOLDINGS, INC.
                    INTERIM CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

(in thousands of U.S. dollars)                             MARCH 31,    December
                                                               2001     31, 2000
=================================================================================
CURRENT ASSETS
  Cash and cash equivalents                                  $  381     $  1,252
   Accounts  receivable  and  prepaid  expenses,  net of
     allowance for doubtful accounts of $5,413(2000-$6,369)  49,708       48,110
  Inventories (Note 2)                                       63,654       66,456
  Other assets                                                1,485        1,959
  Current portion of deferred income tax assets (Note 4)      4,734            -
================================================================================
                                                            119,962      117,777

Fixed assets                                                 95,052       99,257
Goodwill                                                    120,572      124,670
Other assets                                                  1,929        2,018
Deferred income tax assets (Note 4)                               -        1,625
================================================================================
Total assets                                               $337,515     $345,347
                                                           =====================
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Bank loans                                               $ 39,023     $ 43,407
  Accounts payable and accrued liabilities                   59,677       57,433
  Income taxes payable                                        3,738        3,083
  Current portion of long-term debt                          55,750       57,500
  Current portion of other long-term liabilities              4,836        3,893
  Current portion of deferred income tax liabilities(Note 4)      -        1,050
================================================================================
                                                            163,024      166,366

Long-term debt (Note 3)                                     128,881      122,179
Other long-term liabilities                                   6,061        7,756
Deferred income tax liabilities  (Note 4)                     2,788            -

SHAREHOLDER'S EQUITY
  Common stock, par value $0.01 per share;
  1,000 shares authorized and issued                              1            1
  Contributed surplus (Note 3)                               86,912       85,336
  Deficit                                                   (47,740)     (34,857)
  Accumulated other comprehensive loss                       (2,412)      (1,434)
=================================================================================
                                                              36,761       49,046
=================================================================================
Total liabilities and shareholder's equity                  $337,515     $345,347
                                                            =====================


See   the   accompanying   notes  to  the  interim  consolidated  financial
statements.

                         CONSOLTEX HOLDINGS, INC.
  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                (UNAUDITED)


                                             CONSOLTEX HOLDINGS, INC.  CONSOLTEX INC.
                                             ------------------------ --------------
                                                 THREE MONTHS ENDED MARCH 31,
(in thousands of U.S. dollars)                           2001      2000
-------------------------------------------------------------------------------------
                                                                   Restated
                                                                   (Note 5)

Sales                                                     $79,473   $99,935
-------------------------------------------------------------------------------------
Cost of sales                                              66,445    76,785
Selling and administrative expenses                        10,196    11,645
Foreign exchange loss                                       3,759       471
Depreciation and amortization                               5,339     4,593
-------------------------------------------------------------------------------------
                                                           85,739    93,494
-------------------------------------------------------------------------------------
(Loss) earnings from operations                           (6,266)     6,441
Other expense                                                 392       342
-------------------------------------------------------------------------------------
                                                          (6,658)     6,099
Financing costs:
  Interest expense                                          5,870     5,620
  Factor expenses                                             574       369
  Amortization of deferred financing expenses                 643       563
-------------------------------------------------------------------------------------
                                                            7,087     6,552
-------------------------------------------------------------------------------------
Loss before income tax                                   (13,745)     (453)
Income tax (recovery) expense (Note 4)                      (862)       212
-------------------------------------------------------------------------------------
Net loss                                                 (12,883)     (665)

Effect of changes in exchange rates during the period on
net  investment  in  subsidiaries  having  a  functional    (978)       619
currency other than the U.S. dollar
------------------------------------------------------------------------------------
Comprehensive loss                                     $ (13,861)    $ (46)
                                                       =============================




See   the   accompanying   notes  to  the  interim  consolidated  financial
statements.

                         CONSOLTEX HOLDINGS, INC.
               INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                        CONSOLTEX HOLDINGS, INC. CONSOLTEX INC.
                                        ------------------------ --------------
                                               THREE MONTHS ENDED MARCH 31,
(in thousands of U.S. dollars)                           2001       2000
-------------------------------------------------------------------------------
                                                                   Restated
                                                                   (Note 5)

Cash flows from (used in) operating activities :
  Net loss                                               $(12,883) $  (665)
   Adjustments  to reconcile net loss to net cash flows
from (used in)
    operating activities:                                  5,339      4,593
    Depreciation and amortization                            643        563
    Amortization of deferred financing expenses            3,278        349
    Foreign exchange loss                                (1,081)      (835)
    Deferred income tax recovery                              97       (19)
    Increase (decrease) in long-term liabilities             202          -
    Other
Changes in -
  Accounts receivable and prepaid expenses               (2,336)    (9,644)
  Inventories                                              1,385    (3,595)
  Accounts payable and accrued liabilities                 4,901      6,112
  Income taxes payable                                       797        804
-----------------------------------------------------------------------------
Cash flows from (used in) operating activities               342    (2,337)
Cash flows used in investing activities :
  Purchase of fixed assets, net                          (1,091)    (2,446)
-----------------------------------------------------------------------------
Cash flows used in investing activities                  (1,091)    (2,446)

Cash flows (used in) from financing activities :
  (Decrease) increase in bank loans                      (3,982)      5,428
  Proceeds from issuance of long-term debt                 6,500          -
  Payment of long-term debt                              (1,750)    (1,750)
  Decrease in other long-term liabilities                  (712)    (1,981)
  (Increase) decrease in other assets                      (178)        350
----------------------------------------------------------------------------
Cash flows (used in) from financing activities             (122)      2,047

Decrease in cash                                           (871)    (2,736)
----------------------------------------------------------------------------
Cash :
  At the beginning of the period                           1,252      2,969
----------------------------------------------------------------------------
 At the end of the period                               $   381    $   233
                                                        ====================


See   the   accompanying   notes  to  the  interim  consolidated  financial
statements.

SEGMENT DISCLOSURES
(UNAUDITED)

The Corporation operates in the two reportable segments described below. Each reportable segment offers different products and services and requires different technology and marketing strategies. The following summary briefly describes the operations included in each of the Company's reportable segments :

TEXTILE OPERATIONS - Includes the manufacture and distribution of nylon, polyester-based and acetate fabrics and end products for home furnishings, industrial, apparel and recreational markets.

POLYPROPYLENE OPERATIONS - Includes the manufacture and distribution of polypropylene-based fabrics and bags and end-products for industrial and agricultural markets.

The accounting policies of the reportable segments are the same as those used by the Company. The Company evaluates performance based on EBITDA, which represents sales, reflecting transfer prices at market value, less allocable expenses before AIP management fee, foreign exchange gain (loss), depreciation and amortization, other income (expense), net financing costs and income taxes. Intersegment sales are transacted at market value. Segment assets are those which are directly used in segment operations.

The senior credit facility also uses EBITDA in the computation of certain financial covenants.


                      CONSOLTEX HOLDINGS, INC. CONSOLTEX INC.
                      ------------------------ --------------
                          THREE MONTHS ENDED MARCH 31,
                               2001       2000
-------------------------------------------------------------
                                          Restated
                                          (Note 5)

SALES:
Textile Operations             $46,199     $57,215
Polypropylene Operations        33,274      42,720
-------------------------------------------------------------
Consolidated sales             $79,473     $99,935
                               ==============================
EBITDA:
Textile Operations           $     924     $ 7,816
Polypropylene Operations         2,553       4,641
------------------------------------------------------------
Total for reportable segments    3,477      12,457
Corporate expenses               (645)       (952)
-----------------------------------------------------------
Consolidated EBITDA              2,832      11,505

AIP management fee               (392)       (342)
Foreign exchange loss          (3,759)       (471)
Depreciation and amortization  (5,339)     (4,593)
Financing costs                (7,087)     (6,552)
Income tax recovery (expense)      862       (212)
----------------------------------------------------------
Consolidated net loss       $ (12,883)    $  (665)
                            ==============================

(UNAUDITED)


                             CONSOLTEX HOLDINGS, INC.
                           MARCH 31, 2001  December 31, 2000
-------------------------------------------------------------

SEGMENT ASSETS:
  Textile Operations           $157,106       $159,669
  Polypropylene Operations       179,403       182,606
-------------------------------------------------------------
Total for reportable segments   336,509        342,275
  Corporate                       1,006          3,072
-------------------------------------------------------------
Consolidated total assets      $337,515       $345,347
                               ==============================

                         CONSOLTEX HOLDINGS,  INC.
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


(in thousands of U.S. dollars, unless otherwise noted)

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND BASIS OF PRESENTATION OF THE FINANCIAL STATEMENTS

     Consoltex Holdings, Inc. (the "Company") is a North American textile and packaging company with activities divided between two business segments, its Polypropylene and Textile Operations, located in the United States, Canada, Mexico and Costa Rica. The Company is vertically integrated from the production of yarn, in its Polypropylene Operations, through to weaving, dyeing, printing, finishing and coating, as well as production of end products such as bulk bags and small bags. It also conducts its own research and development and maintains its own sales, marketing and distribution network throughout North America.

     The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. These principles are applied on a basis consistent with those reflected in our December 31, 2000 consolidated financial statements and related notes on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial results of operations for the interim periods presented. Certain items are included in these statements based on estimates and may not be indicative of results for future periods. Certain notes have been condensed or omitted from these interim consolidated financial statements, therefore, these statements should be read in conjunction with the December 31, 2000 consolidated financial statements on Form 10-K.

     On January 1, 2000, Consoltex Inc., a subsidiary of Consoltex Group Inc., the previous reporting entity, was wound-up into Consoltex Group Inc. Consoltex Group Inc. subsequently changed its name to Consoltex Inc.

     In the first quarter of 2000, Consoltex Inc. changed its reporting currency from the Canadian dollar to the U.S. dollar and decided to prepare its financial statements in accordance with generally accepted accounting principles in the United States ("US GAAP"). These changes were made to more accurately reflect the currency in which the Company operates, as well as to be more useful to the users of these financial statements. The comparative figures have been restated to reflect these changes.

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

     As part of the Change in Control, Consoltex Inc. sold all of the capital stock of Consoltex (USA) Inc., its wholly-owned subsidiary, to its parent, the Company. As a result, the consolidated financial statements of the Company are presented for periods subsequent to October 2, 2000, as they represent the most meaningful information for investors and include the same operating entities as the consolidated financial statements of Consoltex Inc. prior to October 2, 2000. The accounting policies of the Company are consistent with those of Consoltex Inc.

     The Change in Control that occurred on October 2, 2000 resulted in the push-down of AIP's cost to the assets and liabilities of each legal entity in the group based on their fair market value as of that date. The fair market value of the fixed assets was determined based on management estimates and on valuations performed by independent appraisers.

SIGNIFICANT EVENTS SUBSEQUENT TO DECEMBER 31, 2000

1. INVENTORIES

                    CONSOLTEX HOLDINGS, INC.
                  MARCH 31, 2001 December 31, 2000
--------------------------------------------------
 Raw materials       $20,875      $23,426
 Work in process      20,474       22,085
 Finished goods       30,697       30,535
 Spare parts           3,067        3,562
--------------------------------------------------
                      75,113       79,608
 Less reserves:

 Raw materials       (2,000)      (2,134)
 Work in process     (2,153)      (2,336)
 Finished goods      (7,256)      (8,585)
 Spare parts            (50)         (97)
-------------------------------------------------
                    (11,459)      (13,152)
-------------------------------------------------
                     $63,654       $66,456

    LONG-TERM DEBT AND SHAREHOLDER'S EQUITY

     In January 2001, American Industrial Partners Capital Fund II, L.P., as the sole shareholder of the Company, contributed and assigned all the shares of the Company to its affiliate, AIP/CGI, Inc., a Delaware corporation.

     During the first quarter of 2001, AIP/CGI, Inc., the Company's new parent, purchased $28,650 of the $120,000 outstanding Senior Subordinated Notes ("the Notes") on the open market. In April 2001, AIP/CGI, Inc. purchased an additional $6,000 of the Notes. Interest on the Notes is payable semi-annually on October 1 and April 1. The interest related to the acquired Notes amounted to $1,576 as of March 31, 2001. As a result, the Company recorded an equity contribution of $1,576, equivalent to the interest otherwise payable on the Notes owned by AIP/CGI, Inc. on March 31, 2001. The amount was credited to the contributed surplus account of the Company.

     The Notes were jointly issued by Consoltex Inc. and Consoltex (USA) Inc., which are registered under the U.S. Securities Act of 1933, as amended. The Notes are unsecured, however, they are guaranteed by the Company and Consoltex (USA) Inc.'s subsidiaries

     Also during the first quarter of 2001, the Company issued $6,500 of 10.5% Debentures to AIP/CGI, Inc. These debentures are subordinated to the bank senior credit facilities. Interest is payable quarterly through the issuance of additional Debentures starting June 30, 2001. All the debentures are payable on October 15, 2003, or sooner if certain conditions are fulfilled.

4.   INCOME TAXES

     Income tax benefit for the three months ended March 31, 2001 was primarily comprised of deferred taxes. The provision for the three month period ended March 31, 2000 was primarily comprised of alternative minimum taxes. A valuation allowance of approximately $1,400 was claimed against the first quarter losses of 2001.

     In preparing the Canadian income tax returns in 2001 for the 2000 taxation year, the Company elected not to claim certain discretionary deductions, thereby reducing its loss carryforwards. This election resulted in the shift of deferred tax assets from long-term to short-term.

(a)  RESTATEMENT OF MARCH 2000 COMPARATIVE FIGURES

     As a result of the subsequent discovery of facts in 2001, the results for the three months ended March 31, 2000 were restated to decrease cost of sales by $1,573 and to increase reported net earnings by the same amount.

Certain other comparative figures have been reclassified to conform with the presentation adopted in the current period.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     This discussion contains forward-looking statements, including statements concerning possible or assumed results of operations. It should be noted that the factors described below, in addition to those discussed elsewhere, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements. These factors include:

        material adverse changes in economic conditions in the markets we serve;

        future regulatory actions and conditions in our operating areas;

        competition from others in the textile and packaging industry;

        the integration of our operations with those of businesses we have acquired or may acquire in the future and the realization of the expected benefits; and

        other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the Securities and Exchange Commission.

     As described in Note 1 to the accompanying interim consolidated financial statements, a change in control occurred on October 2, 2000. Due to the October 2, 2000 application of purchase accounting in connection with the Change in Control, interim consolidated financial statements prior to the Change in Control are not comparable to interim consolidated financial statements subsequent to the Change in Control. Specifically, depreciation and amortization and certain other line items included in the operating results for 2001 are not necessarily comparable to the operating results for 2000, due to the effect of the purchase accounting adjustments related to the Change in Control.

     The Company conducts its business in two principal operating segments, Polypropylene Operations and Textile Operations. Polypropylene Operations manufactures polypropylene-based fabrics and bags for industrial and agricultural purposes. Textile Operations manufactures, distributes and imports polyester, polyester rayon, voile, nylon and acetate based fabrics for a wide variety of home furnishings, industrial and recreational uses.

     The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three month periods ended March 31, 2001 and 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

SALES

     Consolidated sales for the quarter ended March 31, 2001 were $79.5 million, a decrease of 20.4% compared to sales of $99.9 million for the quarter ended March 31, 2000. The decrease was mainly due to the Company's decision to concentrate on its core businesses which resulted in an overall decrease in sales in the non-core businesses which carried lower gross margins.

     TEXTILE OPERATIONS SALES

     Textile Operations sales decreased by 19.3%, from $57.2 million for the quarter ended March 31, 2000, to $46.2 million for the quarter ended March 31, 2001. This decrease in sales was primarily attributable to the Textile Operations' converting divisions in the United States. Specifically, the acetate linings and Seatex divisions, which carried lower gross margins, were considered as non-core businesses and a conscious decision was made by the Company to decrease the overall size of these businesses.

     The sales generated by the non-converting businesses, mainly the manufacturing facilities in Canada, remained unchanged for the respective periods.

     POLYPROPYLENE OPERATIONS SALES

     Polypropylene Operations sales decreased by 22.1% from $42.7 million for the quarter ended March 31, 2000 to $33.3 million for the quarter ended March 31, 2001. This decrease is attributable to the decrease in sales to the U.S. postal service as well as the Company's decision not to manufacture certain products, specifically in the commodity Small Bags division, which were generating minimal gross margins.

EBITDA

     EBITDA was $2.8 million for the quarter ended March 31, 2001 compared to $11.5 million for the quarter ended March 31, 2000. The Company's gross profits decreased significantly as gross profit margins decreased from 23.2% for the first quarter of 2000 to 16.4% for the first quarter of 2001. The decrease in gross profit margins is primarily attributable to the planned disposition of some product lines of non-core businesses for both operations as well as a decrease in the Textile Operation's margins resulting from increased competition in the Fashion and Outerwear businesses. Included in the EBITDA for the first quarter of 2001, is $(2.1) million of EBITDA from non-core businesses which management is in the process of selling.

     Selling, general and administrative expenses, increased to 12.8% of sales for the first quarter of 2001 from 11.7% of sales for the first quarter of 2000. The increase was mainly due to certain fixed costs which are still being incurred with respect to non-core product lines and businesses.

     TEXTILE OPERATIONS

     EBITDA in the Textile Operations decreased from $7.8 million for the first quarter of 2000 to $0.9 million for the first quarter of 2001. The Textile Operation's non-core businesses, which are currently being reviewed by management for sale or wind-down, accounted for $(2.3) million of EBITDA. The remaining reduction was mainly due to lower profit margins of the Operation's Fashion and Outerwear divisions.

     POLYPROPYLENE OPERATIONS

     EBITDA in the Polypropylene Operations decreased from $4.6 million for the first quarter of 2000 to $2.6 million for the first quarter of 2001. The reduction was mainly attributable to the decrease in sales to the U.S. postal service as well as to the effect of closing one flat weaving plant in Mexico and reallocating production to the two remaining flat weaving plants.

FOREIGN EXCHANGE LOSS

     For the first quarter of 2001, the Company incurred a $3.8 million foreign exchange loss compared to a $0.5 million foreign exchange loss for the first quarter of 2000. Most of the foreign exchange losses for the quarter related to the devaluation of the Canadian dollar on net monetary assets denominated in U.S. dollars. The U.S. to Canadian dollar exchange rate as at December 31, 2000 was 1.4995 Canadian dollar to U.S. 1 dollar versus 1.5774 for Canadian dollar to U.S. 1 dollar at March 31, 2001.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased to $5.3 million for the quarter ended March 31, 2001 from $4.6 million for the quarter ended March 31, 2000. The increase was due to higher amortization of goodwill since the results for the quarter ended March 31, 2001 reflect amortization of the goodwill after the Change in Control, over a period of 15 years, compared to a period of 15 to 40 years, prior to the Change in Control for the quarter ended March 31, 2000.

FINANCING COSTS

     Financing costs for the quarter ended March 31, 2001 increased to $7.1 million from $6.6 million for the quarter ended March 31, 2000. Financing costs consist of interest expense, including factor expense, and amortization of deferred financing costs. Financing costs for the quarter ended March 31, 2001 increased mainly due to the PIK debentures issued in the fourth quarter of 2000 and in the first quarter of 2001.

INCOME TAX

     Income tax recovery changed from an expense of $0.2 million for the quarter ended March 31, 2000 to a recovery of $0.9 million for the quarter ended March 31, 2001. The difference between the effective tax rate for each of the quarters and the composite statutory U.S. federal rate of 35% was primarily attributable to non-deductible amortization of goodwill, non-deductible foreign exchange losses, alternative minimum taxes and certain losses incurred in the quarter for which a valuation allowance was taken.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's total outstanding debt at March 31, 2001 was $223.3 million compared to $221.8 million at December 31, 2000. The ratio of debt to total capital, comprised of debt plus shareholder's equity, including accumulated other comprehensive loss, was 85.9% at March 31, 2001 compared to 82% at December 31, 2000. The Company's debt to total capital ratio increased at March 31, 2001 due primarily to losses incurred for the first quarter of 2001, thus reducing shareholder's equity.

     Operating lines of credit available from our Senior Bank Facility totaled $57.5 million on March 31, 2001, of which $17.7 million remained unused.

     The Company's cash requirements consist primarily of working capital requirements, payments of principal and interest on its outstanding indebtedness and capital expenditures. The Company believes that cash flow from operating activities, cash on hand and periodic borrowings from existing credit lines will be adequate to meet its operating cash requirements and current maturities of debt for the foreseeable future. As the Company is considered highly leveraged, its ability to seek additional lines of credit is limited.

CAPITAL EXPENDITURES

     The additions to fixed assets amounted to $1.1 million for the quarter ending March 31, 2001 compared to $2.4 million for the quarter ending March 31, 2000. Capital expenditures in the Polypropylene Operations amounted to $0.8 million for the quarter ending March 31, 2001 and were primarily to increase capacity and efficiency. Capital expenditures in the Textile Operations amounted to $0.3 million for the quarter ending March 31, 2001 and were primarily to upgrade and extend the life of certain equipment

FINANCING ACTIVITIES

     At March 31, 2001, the outstanding balance on the senior bank term loans was $55.75 million. Term loan repayment for the first quarter of 2001 amounted to $1.75 million. Also, during the first quarter of 2001, the Company issued $6.5 million of 10.5% Debentures to AIP/CGI, Inc., its parent.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

     Interest rate risk exposure relates primarily to the Company's debt portfolio which consists of working capital and term loans drawn under a bank credit facility and fixed rate senior subordinated notes. Borrowings under the bank credit facility are influenced by changes in short-term LIBOR interest rates.

     The following table provides information as of March 31, 2001 about the Company's market rate risk sensitive instruments. For borrowings under the bank credit facility and long-term debt, the table presents principal cash flows and weighted-average interest rates by fiscal year of maturity.


As at March 31, 2001


                                EXPECTED MATURITY DATE

                                                                     FAIR
                                                                          VALUE AT
($ MILLIONS)                    2001   2002   2003   2004   2005   TOTAL  MARCH 31,2001
----------------------------------------------------------------------------------
Liabilities
 Variable rate
----------------------------------------------------------------------------------
 Working capital loans          39.0     -     -      -      -      39.0     39.0
------------------------------------------------------------------------------------
 Average interest rate           8.0%    -     -      -      -        -       -
----------------------------------------------------------------------------------
 Term loans due within one year  55.7    -     -      -      -       55.7   55.7
----------------------------------------------------------------------------------
 Average interest rate            8.25%  -     -      -      -         -     -
----------------------------------------------------------------------------------

 Fixed rate
----------------------------------------------------------------------------------
  Series B 11% Senior
    Subordinated Notes             -     -    120.0   -     -        120.0   89.2
---------------------------------------------------------------------------------
  Average interest rate            -     -      -     -     -         -       -
----------------------------------------------------------------------------------

FOREIGN CURRENCY

     The Company has international operations, primarily in Canada, Mexico and Costa Rica. Changes in foreign exchange rates can impact the Company's financial position, results of operations and cash flow. The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transaction and commitment exposure. The net assets of the Company's foreign operations which are consolidated approximate 51.8% of total assets (Canada 38.5%; Mexico 12.8%;Costa Rica 0.5%) and 48.3% of total liabilities (Canada 38.9%; Mexico 9.4%; Costa Rica 0%) at March 31, 2001. The operations have the potential to impact the Company's financial position due to fluctuations in these local currencies arising from the process of remeasuring the local functional currency into the U.S. dollar. A 10% change in the respective currencies against the U.S. dollar could have changed shareholder's equity by approximately $3 million at March 31, 2001.


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

3.1* Certificate of Amalgamation of AIP/CGI NB Acquisition Corp. (with
     Consoltex Inc.) filed October 2, 2000.

3.2* Certificate of Amendment filed October 2, 2000 re change of name of AIP/CGI NB Acquisition Corp. to Consoltex Inc.

3.3* Certificate of Incorporation and By-laws of Consoltex (USA) Inc. filed
     December 20, 1990 and Certificate of Amendment filed September 28,
     1993.

3.4* Certificate of Incorporation of AIP/CGI Acquisition Corp. filed
     September 1, 1999; Certificate of Amendment filed August 28, 2000 changing name to Consoltex Holdings, Inc. and Certificate of Amendment filed September 29, 2000.
3.5* By-laws of Consoltex Inc. adopted October 2, 2000.

3.6* By-laws of AIP/CGI Acquisition Corp. (now called Consoltex Holdings,
     Inc.) adopted September 3, 1999.

4.1* Indenture dated September 30, 1993 among Consoltex Group Inc.,
     Consoltex (USA) Inc., The Balson-Hercules Group Ltd., LINQ Industrial Fabrics, Inc. and First Trust National Association, as Trustee, including the form of 11% Series B Senior Subordinated Note due 2003.

4.2* Supplemental Indenture dated August 18, 1994 among Consoltex Group
     Inc., Consoltex (USA) Inc., The Balson-Hercules Group Ltd., LINQ Industrial Fabrics, Inc. and First Trust National Association, as Trustee.

4.3* Consent in Respect of 11% Senior Subordinated Notes due 2003 dated
     September 18, 2000.

4.4* Second Supplemental Indenture dated September 29, 2000 among Consoltex Inc., Consoltex (USA) Inc., The Balson-Hercules Group Ltd., LINQ Industrial Fabrics, Inc., Rafytek, S.A. de C.V., Consoltex Mexico, S.A. de C.V. and U.S. Bank Trust National Association, as Trustee.

4.5* Third Supplemental Indenture dated April 12, 2001 among Consoltex Holdings, Inc., Consoltex Inc., Consoltex (USA) Inc., The Balson-Hercules Group Ltd., LINQ Industrial Fabrics, Inc., Rafytek, S.A. de C.V., Consoltex Mexico, S.A. de C.V. and U.S. Bank Trust National Association, as Trustee.

4.6* Stockholders Agreement dated September 9, 1999 among AIP/CGI NB Acquisition Corp., Consoltex Group Inc., Les Gantiers Holding B.V., Les Gantiers Limited and The Big Sky Trust.

4.7* Amended and Restated Loan Agreement dated October 20, 1999 among Les Gantiers Holding B.V., Les Gantiers Limited and AIP/CGI NB Acqusition Corp.

4.8* Amendment No. 1 to the Amended and Restated Loan Agreement dated October 21, 1999 among Les Gantiers Holding B.V., Les Gantiers Limited, and AIP/CGI NB Acquisition Corp.

4.9 Debenture Purchase Agreement dated September 29, 2000 between Consoltex Holdings, Inc. and Les Gantiers Holding B.V.

4.10* Transfer Agreement dated September 29, 2000 among Les Gantiers
      Holding B.V., AIP/CGI NB Acquisition Corp., Les Gantiers Limited, Consoltex Inc. and The Big Sky Trust.

4.11* Guaranty dated September 29, 2000 by Consoltex Inc., Consoltex (USA)
      Inc., The Balson-Hercules Group Ltd., LINQ Industrial Fabrics, Inc. for the benefit of Les Gantiers Holding B.V.

4.12* Assignment and Assumption Agreement dated October 20, 2000 by
      Consoltex Holdings, Inc., and Les Gantiers Holding B.V. in favor of Les Gantiers Limited.

4.13* Contribution Agreement dated September 29, 2000 between Consoltex
      Holdings, Inc. and American Industrial Partners Capital Fund II, L.P.

4.14 Contribution Agreement dated as of January 2, 2001 between American Industrial Partners Capital Fund II, L.P. and AIP/CGI, Inc.

4.15 Debenture issued as of January 11, 2001 by Consoltex Holdings, Inc. to AIP/CGI, Inc.

4.16 Debenture issued as of January 16, 2001 by Consoltex Holdings, Inc. to AIP/CGI, Inc.

4.17 Debenture issued as of January 26, 2001 by Consoltex Holdings, Inc. to AIP/CGI, Inc.

10.1* Second Amended and Restated Credit Agreement dated November 7, 2000 among Consoltex Holdings, Inc., Consoltex Inc., Consoltex Mexico, S.A. de C.V., Consoltex (USA) Inc., The Balson-Hercules Group Ltd., LINQ Industrial Fabrics, Inc., Rafytek, S.A. de C.V., as borrowers; National Bank of Canada and Bank of America, N.A. as agents and lenders and other lenders.

10.2* Amendment No. 1 to the Second Amended and Restated Credit Agreement dated December 29, 2000 among Consoltex Holdings, Inc., Consoltex Inc., Consoltex Mexico, S.A. de C.V., Consoltex (USA) Inc., The Balson-Hercules Group Ltd., LINQ Industrial Fabrics, Inc., Rafytek, S.A. de C.V., as borrowers; National Bank of Canada and Bank of America, N.A. as agents and lenders and other lenders.

10.3* Amendment No. 2 to the Second Amended and Restated Credit Agreement dated March 30, 2001 among Consoltex Holdings, Inc., Consoltex Inc., Consoltex Mexico, S.A. de C.V., Consoltex (USA) Inc., The Balson-Hercules Group Ltd., LINQ Industrial Fabrics, Inc., Rafytek, S.A. de C.V., as borrowers; National Bank of Canada and Bank of America, N.A. as agents and lenders and other lenders.

10.4* Management Services Agreement dated October 20, 1999 between Consoltex (USA) Inc. and American Industrial Partners.

10.5* Lease dated April 1, 1995 and amended August 31, 1998 between Liberty Sites Ltd. and Consoltex Inc.

10.6* Agreement of Lease dated May 3, 1996 between Rosenthal Associates and others and The Balson-Hercules Group Ltd.

10.7* Lease dated July 21, 1996 between Immobiliaria de Mexquitic S.A. de C.V. and Marino Technologies de Mexico, S.A. de C.V.

10.8* Warehouse Lease dated September 30, 1996 between J.R. Realty Corporation and Marino Technologies, Inc.

10.9* Lease dated April 23, 1997 between The Prudential Insurance Company of America and John King, Inc., a division of The Balson-Hercules Group Ltd.
10.10* Lease Agreement dated August 1, 1997 between Cigarrera La Moderna,
       S.A. de C.V. and Rafytek, S.A. de C.V.

10.11* Lease and Purchase Option Agreement dated February 26, 1999 between
       Immobiliaria PRI, S.C. and Royalton Mexicana, S.A. de C.V.

10.12* Supplemental Executive Retirement Plan (effective January 1, 1996).

10.13* Supplemental Executive Retirement Plan (effective January 1, 1996)
       (Willett).

10.14* Amendment to Supplemental Executive Retirement Plan adopted January
       18, 1999.

10.15* Amendment to Supplemental Executive Retirement Plan (Willett) adopted January 18, 1999.

10.16* Management Incentive Plan adopted by Consoltex Inc. in 1996.

10.17* Management Incentive Plan Matrix for Associates in the Polypropylene
       Operations dated March 8, 2000.

10.18* Management Incentive Plan [Matrix] for Senior Management of
       Consoltex Inc. - Corporate Group and Consoltex (USA) Inc. dated March 15, 2000.

10.19* Severance Agreement dated February 28, 2001 among Consoltex (USA)
       Inc., Consoltex Holdings, Inc., American Industrial Partners Fund II, L.P. and Richard H. Willett.

10.20* Employment Agreement dated April 1, 1997 among Consoltex (USA) Inc.,
       Consoltex Group Inc. and Paul J. Bamatter.

10.21* Memorandum dated August 6, 1998 from Consoltex Inc. to Christopher
       L. Schaller regarding his employment arrangement.

10.22* Letter dated March 5, 1997 from LINQ Industrial Fabrics, Inc. to Jay
       R. Tavormina outlining terms of employment.

21.1*  Subsidiaries of the Registrant.

    * Incorporated by reference to the exhibit of the same number to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the first quarter of 2001.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated: May 21, 2001

                              CONSOLTEX INC.

                              By: /s/Alex Di Palma
                              --------------------------------------------
                              Alex Di Palma
                              Executive Vice-President, Finance and
                              Taxation
                              (Principal Financial Officer and Principal
                               Accounting Officer)

                                                          Exhibit 4.9








                       DEBENTURE PURCHASE AGREEMENT

                     BETWEEN CONSOLTEX HOLDINGS, INC.

                                    AND

                         LES GANTIERS HOLDING B.V.

                                DATED AS OF

                            SEPTEMBER 29, 2000

                       DEBENTURE PURCHASE AGREEMENT


     THIS DEBENTURE PURCHASE AGREEMENT (this "AGREEMENT") is made as of September 29, 2000, by and between Consoltex Holdings, Inc., a Delaware corporation (the "COMPANY") and Les Gantiers Holding B.V., a company subject to the laws of the Netherlands (the "PURCHASER"). Except as otherwise indicated herein, capitalized terms used herein are defined in
Section 5 hereof.

     WHEREAS, the Purchaser is a party to the Amended and Restated Loan Agreement, made as of September 19, 1999, as amended by Amendment No. 1, dated as of September 20, 1999 (the "LOAN AGREEMENT"), pursuant to which the Purchaser, as of the date hereof, is obligated to pay AIP/CGI NB Acquisition Corp. ("AIP") an amount equal to $9,041,538.51 (the "LOAN AMOUNT");

     WHEREAS, American Industrial Partners Capital Fund II, L.P. shall contribute $7,377,000 to the capital of the Company;

     WHEREAS, AIP shall have exercised its option (the "OPTION") to purchase all of the multiple voting shares of Consoltex, Inc. (the "MVS") for a purchase price equal to $12,164,538.51 (the "OPTION PRICE");

     WHEREAS, AIP shall pay the Option Price by first setting-off against, and in full satisfaction of, the obligations of the Purchaser under the Loan Agreement the Loan Amount and then delivering to the Purchaser by wire transfer to an account designated by the Purchaser the excess of the Option Price over the Loan Amount (the "SPREAD");

     WHEREAS, in consideration of the payment of the Spread, the Purchaser shall deliver the MVS to AIP;

     WHEREAS, the Purchaser desires to purchase from the Company with a portion of the Spread, and the Company intends to issue to the Purchaser, a 10.5% Convertible Debenture in the principal amount of $2,123,000 (the "DEBENTURE"); and

     WHEREAS, AIP and Consoltex Inc., a New Brunswick (Canada) corporation, shall be amalgamated.

     For good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     Section . AUTHORIZATION AND CLOSING.

          ..   AUTHORIZATION OF THE DEBENTURE.  The Company shall authorize the issuance and sale to the Purchaser of the Debenture containing the terms and conditions and in the form set forth in EXHIBIT A attached hereto.

          ..   PURCHASE AND SALE OF THE DEBENTURE.  At the Closing, the
Company shall sell to the Purchaser, and subject to the terms and conditions set forth herein, the Purchaser shall purchase from the Company the Debenture in the aggregate principal amount of $2,123,000.00 (the "PURCHASE PRICE").

          ..   THE CLOSING.  The closing of the purchase and sale of the
Debenture (the "CLOSING") shall take place at the office of Kirkland & Ellis, 655 15{th} Street, NW, Washington, DC 20005 at 10:00 a.m. on September 29, 2000, or at such other place or on such other date as may be mutually agreeable to the Company and the Purchaser. At the Closing, the Company shall deliver to the Purchaser instruments evidencing the Debenture to be purchased by the Purchaser, payable to the order of the Purchaser or its nominee or registered in the Purchaser's or its nominee's name, respectively, upon payment of the Purchase Price by wire transfer of immediately available funds to an account designated by the Company.

     Section . CONDITIONS TO THE CLOSING.

          ..   CONDITIONS OF PURCHASER.  The obligation of the Purchaser to purchase and pay for the Debenture at the Closing is subject to the satisfaction (or waiver by the Purchaser) as of the Closing of the following conditions:

          )    the representations and warranties contained in Section 3.2 hereof shall be true and correct at and as of the Closing as though then made, except to the extent of changes caused by the transactions expressly contemplated herein;

          )    the Company shall have simultaneously sold to the Purchaser the Debenture to be purchased by the Purchaser hereunder at the Closing;

          )    the purchase of the Debenture by the Purchaser hereunder
shall not be prohibited by any applicable law or governmental rule or regulation and shall not subject the Purchaser to any penalty or liability under or pursuant to any applicable law or governmental rule or regulation, and the purchase of the Debenture by the Purchaser hereunder shall be permitted by laws, rules and regulations of the jurisdictions and governmental authorities and agencies to which the Purchaser is subject; and

          )    AIP shall have exercised the Option, paid the Option Price, offset the Loan Amount against the Option Price and paid the Spread.

          ..   CONDITIONS OF THE COMPANY.  The obligation of the Company to issue the Debenture at the Closing is subject to the satisfaction (or waiver by the Company) as of the Closing of the following conditions:

          )    the representations and warranties contained in Section 3.1 hereof shall be true and correct at and as of the Closing as though then made, except to the extent of changes caused by the transactions expressly contemplated herein;

          )    the Purchaser shall have delivered, or caused to be
delivered on its behalf, the Purchase Price to the Company in immediately available funds at the Closing;

          ) the issuance of the Debenture by the Company hereunder shall not be prohibited by any applicable law or governmental rule or regulation and shall not subject the Company to any penalty or liability under or pursuant to any applicable law or governmental rule or regulation, and the issuance of the Debenture shall be permitted by laws, rules and regulations of the jurisdictions and governmental authorities and agencies to which the Company is subject; and

          )    AIP shall have exercised the Option, paid the Option Price, offset the Loan Amount against the Option Price and paid the Spread.

     Section . REPRESENTATIONS AND WARRANTIES.

          ..   REPRESENTATIONS AND WARRANTIES OF THE PURCHASER.  As a
material inducement to the Company to enter into this Agreement and to issue the Debenture, the Purchaser hereby represents and warrants that:

               () the Purchaser is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation and is qualified to do business in every jurisdiction in which its ownership of property or conduct of business requires it to so qualify. The Purchaser possesses all requisite corporate power and authority and all material licenses, permits and authorizations necessary to own and operate its properties, to carry on its businesses as now conducted and presently proposed to be conducted, to execute, deliver and perform this Agreement, and to carry out the transactions contemplated by this Agreement;

               () this Agreement has been duly and validly executed and delivered by the Purchaser and this Agreement constitutes a legal and binding obligation of the Purchaser, enforceable against the Purchaser in accordance with its terms, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights and to general principles of equity;

               () the execution and delivery by the Purchaser of this Agreement and the performance by the Purchaser of its obligations hereunder will not, with or without the giving of notice or lapse of time, or both (i) violate any provision of law, statute, rule or regulation to which the Purchaser is subject, (ii) violate any order, judgment or decree applicable to the Purchaser or (iii) conflict with, or result in a breach or default under, any term or condition of any agreement or other instrument to which the Purchaser is a party or by which the Purchaser is bound; and

               () the Purchaser is acquiring the Restricted Securities purchased hereunder or acquired pursuant hereto for its own account with the present intention of holding such securities for purposes of investment, and that it has no intention of selling such securities in a public distribution in violation of the federal securities laws or any applicable state securities laws; PROVIDED that nothing contained herein shall prevent the Purchaser and subsequent holders of Restricted Securities from transferring such securities in compliance with the provisions of Section 4 hereof.

          ..   REPRESENTATIONS AND WARRANTIES OF THE COMPANY.  As a
material inducement to the Purchaser to enter into this Agreement and purchase the Debenture, the Company hereby represents and warrants that:

               ()     the Company is a corporation duly organized, validly
existing and in good standing under the laws of the State of Delaware and is qualified to do business in every jurisdiction in which its ownership of property or conduct of business requires it to so qualify. The Company possesses all requisite corporate power and authority and all material licenses, permits and authorizations necessary to own and operate its properties, to carry on its businesses as now conducted and presently proposed to be conducted, to execute, deliver and perform this Agreement, and to carry out the transactions contemplated by this Agreement;

               ()   this Agreement has been duly and validly executed and
delivered by the Company and this Agreement constitutes a legal and binding obligation of the Company, enforceable against the Company in accordance with its terms, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights and to general principles of equity; and

               ()   the execution and delivery  by the Company of this
Agreement and the performance by the Company of its obligations hereunder will not, with or without the giving of notice or lapse of time, or both
(i) violate any provision of law, statute, rule or regulation to which the Company is subject, (ii) violate any order, judgment or decree applicable to the Company or (iii) conflict with, or result in a breach or default under, any term or condition of any agreement or other instrument to which the Company is a party or by which the Company is bound.

     Section . TRANSFER OF RESTRICTED SECURITIES.

          ..   GENERAL PROVISIONS.  Other than to affiliates of the
Purchaser, the Restricted Securities shall not be transferable without the prior written consent of the Company.

          ..   REGISTER OF SECURITIES.  The Company or its duly appointed agent shall maintain a register for the Debenture, in which the Company shall register each issue and sale of the Debenture. The registered holder of the Debenture shall be treated as the owner of the Debenture so registered and any interest thereon for all purposes until the Company or its duly appointed agent is required to record a transfer of the Debenture on its register. The Company or its duly appointed agent shall be required to record a transfer when it receives the Debenture to be transferred duly and properly endorsed by the registered holder thereof or by its attorney duly authorized in writing. Upon recording a transfer, the Company shall reissue the Debenture in the name of the transferee.
          ..   LOSS, THEFT OR DESTRUCTION OF DEBENTURE.   Upon receipt of
evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of the Debenture issued hereunder by the Company and, in the case of any such loss, theft or destruction, upon receipt of an indemnity reasonably satisfactory to the Company, or in the case of any such mutilation, upon surrender and cancellation of the Debenture, the Company, at its expense, will execute and deliver, in lieu of such lost, stolen, destroyed or mutilated Debenture, a new Debenture of like tenor and dated as of the date of the lost, stolen, destroyed or mutilated Debenture.

     Section . DEFINITIONS.

          For the purposes of this Agreement, the following terms have the meanings set forth below:

          "AGREEMENT" has the meaning set forth in the preface hereof.

          "CLOSING" has the meaning set forth in Section 1.3 hereof.

          "COMPANY" has the meaning set forth in the preface hereof.

          "DEBENTURE" has the meaning set forth in the recitals hereto.

          "PERSON" means an individual, a partnership, a corporation, a limited liability company, an association, a joint stock company, a trust, a joint venture, an unincorporated organization and a governmental entity or any department, agency or political subdivision thereof.

          "PURCHASE PRICE" has the meaning set forth in Section 1.2 hereof.

          "PURCHASER" has the meaning set forth in the preface hereof.

          "RESTRICTED SECURITIES" means (i) the Debenture issued hereunder,
(ii) the common stock issued upon conversion of the Debenture and (iii) any securities issued with respect to the securities referred to in clauses (i) or (ii) above by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization. As to any particular Restricted Securities, such securities shall cease to be Restricted Securities when they have (a) been effectively registered under the Securities Act and disposed of in accordance with the registration statement covering them, (b) been distributed to the public through a broker, dealer or market maker pursuant to Rule 144 (or any similar provision then in force) under the Securities Act or become eligible for sale pursuant to Rule 144(k) (or any similar provision then in force) under the Securities Act or (c) been otherwise transferred and new certificates for them not bearing the legend set forth in Section 6.1 hereof have been delivered by the Company in accordance with
Section 4 hereof. Whenever any particular securities cease to be Restricted Securities, the holder thereof shall be entitled to receive from the Company, without expense, new securities of like tenor not bearing the legend set forth in Section 6.1 hereof.

          "SECURITIES ACT" means the Securities Act of 1933, as amended, or any similar federal law then in force.

          "SUBSIDIARY" means any corporation, limited liability company, partnership or other business entity of which the securities having a majority of the ordinary voting power in electing the board of directors are, at the time as of which any determination is being made, owned by the Company either directly or through one or more Subsidiaries.

     Section . MISCELLANEOUS.

          ..   LEGEND.  Each certificate or instrument representing
Restricted Securities shall be imprinted with the following legend:

     "THE SECURITY REPRESENTED BY THIS INSTRUMENT WAS ORIGINALLY ISSUED ON SEPTEMBER 29, 2000, AND HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THE TRANSFER OF SUCH SECURITY IS SUBJECT TO THE DEBENTURE PURCHASE AGREEMENT, DATED AS OF SEPTEMBER 29, 2000, AS AMENDED AND MODIFIED FROM TIME TO TIME, BETWEEN THE ISSUER (THE "COMPANY") AND CERTAIN OTHER PARTIES THERETO. UPON WRITTEN REQUEST, A COPY OF SUCH CONDITIONS SHALL BE FURNISHED BY THE COMPANY TO THE HOLDER HEREOF WITHOUT CHARGE."

          ..   CONSENT TO AMENDMENTS.  The provisions of this Agreement may be amended only if the Company has obtained the written consent of the holders of a majority of the outstanding principal amount of the Debenture.

          ..   SURVIVAL OF REPRESENTATIONS AND WARRANTIES.  All
representations and warranties contained herein or made in writing by any party in connection herewith shall survive the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby.

          ..   SUCCESSORS AND ASSIGNS.  Except as otherwise expressly
provided herein, all covenants and agreements contained in this Agreement by or on behalf of any of the parties hereto shall bind and inure to the benefit of the respective successors and assigns of the parties hereto whether so expressed or not. In addition, and whether or not any express assignment has been made, the provisions of this Agreement which are for the Purchaser's benefit as a purchaser or holder of the Debenture are also for the benefit of, and enforceable by, any subsequent holder of the Debenture.

          ..   SEVERABILITY.  Whenever possible, each provision of this
Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of this Agreement.

          ..   COUNTERPARTS.  This Agreement may be executed simultaneously in two or more counterparts, any one of which need not contain the signatures of more than one party, but all such counterparts taken together shall constitute one and the same Agreement.

          ..   DESCRIPTIVE HEADINGS; INTERPRETATION.  The descriptive
headings of this Agreement are inserted for convenience only and do not constitute a substantive part of this Agreement. The use of the word "including" in this Agreement shall be by way of example rather than by limitation.

          ..   GOVERNING LAW.  This Agreement and the exhibits and
schedules hereto shall be governed by, and construed in accordance with, the laws of the State of Delaware, without giving effect to any choice of law or conflict of law rules or provisions (whether of the State of Delaware or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Delaware.

          ..   NOTICES.  All notices, demands or other communications to be given or delivered under or by reason of the provisions of this Agreement shall be in writing and shall be deemed to have been given when delivered personally to the recipient, sent to the recipient by reputable overnight courier service (charges prepaid) or mailed to the recipient by certified or registered mail, return receipt requested and postage prepaid. Such notices, demands and other communications shall be sent to the Purchaser and to the Company at the addresses indicated below or to such other address or to the attention of such other Person as the recipient party has specified by prior written notice to the sending party:

          if to the Company:

               Consoltex Holdings, Inc.
               _ American Industrial Partners Capital Fund II, L.P. 551 Fifth Avenue, Suite 3800
               New York, NY  10176
               Attention: Kim Marvin

          with a copy to:

               Kirkland & Ellis
               655 Fifteenth Street, N.W., Suite 1200
               Washington, DC  20005-5793
               Attention: Terrance L. Bessey

          if to the Purchaser:

               Les Gantiers Holding B.V.
               _ Les Gantiers Limited
               Olympic Plaza
               Frederik Roeskestraat 123
               1076 EE Amsterdam, The Netherlands
               Attention: Ton Diekman

          with a copy to:

               Osler, Hoskin & Harcourt
               P. O. Box 50
               1 First Canadian Place
               Toronto, Ontario M5X 1B8, Canada
               Attention: Randall Pratt

          ..   NO STRICT CONSTRUCTION.  The parties hereto have
participated jointly in the negotiation and drafting of this Agreement. In the event an ambiguity or question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the parties hereto, and no presumption or burden of proof shall arise favoring or disfavoring any party by virtue of the authorship of any of the provisions of this Agreement.

                             [END OF DOCUMENT]
                         [SIGNATURE PAGE FOLLOWS]

IN WITNESS WHEREOF, the parties hereto have executed this Debenture Purchase Agreement on the date first written above.

                              CONSOLTEX HOLDINGS, INC.



                              By:  /S/C. SUZANNE CRAWFORD
                                 Name: C. Suzanne Crawford
                                 Title: V-P, Legal Affairs & Corp. Secy.


                              LES GANTIERS HOLDING B.V.



                              By: /S/ TOR DIEKMAN
                                 Name: Tor Diekman
                                 Title: Director

                             LIST OF EXHIBITS


Exhibit A - Form of Debenture

                                                                  EXHIBIT A

THE SECURITY REPRESENTED BY THIS INSTRUMENT WAS ORIGINALLY ISSUED ON SEPTEMBER 29, 2000 AND HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THE TRANSFER OF SUCH SECURITY IS SUBJECT TO THE DEBENTURE PURCHASE AGREEMENT, DATED AS OF THE DATE HEREOF, AS AMENDED AND MODIFIED FROM TIME TO TIME, BETWEEN THE ISSUER (THE "COMPANY") AND CERTAIN OTHER PARTIES THERETO. UPON WRITTEN REQUEST, A COPY OF SUCH CONDITIONS SHALL BE FURNISHED BY THE COMPANY TO THE HOLDER HEREOF WITHOUT CHARGE.



                         Consoltex Holdings, Inc.

                           CONVERTIBLE DEBENTURE


September 29, 2000                                            $2,123,000.00


     Consoltex Holdings, Inc., a Delaware corporation (the "COMPANY"), hereby promises to pay to the order of Les Gantiers Holding B.V., a company subject to the laws of the Netherlands ("LGH"), the principal amount of $2,123,000.00 together with interest thereon calculated from the date hereof in accordance with the provisions of this Debenture.

     This Debenture was issued pursuant to a Debenture Purchase Agreement, dated as of the date hereof (as amended and modified from time to time, the "PURCHASE AGREEMENT"), between the Company and LGH, and this Debenture is the "Debenture" referred to in the Purchase Agreement. The Purchase Agreement contains terms governing the rights of the holder of this Debenture, and all provisions of the Purchase Agreement are hereby incorporated herein in full by this reference thereto. Capitalized terms used in this Debenture have the meanings given them in paragraph 7 hereof.

     .    PAYMENT OF INTEREST.

          ()   GENERALLY.  Except as otherwise expressly provided in
paragraph 4(b) hereof, interest shall accrue at the rate of ten and one-half percent (10.5%) per annum (computed on the basis of a 365-day year and the actual number of days elapsed in any year) on the unpaid principal amount of this Debenture outstanding from time to time, or (if less) at the highest rate then permitted under applicable law. Subject to the provisions of paragraph 3 hereof, the Company shall pay to the holder of this Debenture all accrued interest on the last day of each March, June, September and December, beginning December 31, 2000 in accordance with the provisions of paragraph 1(b) hereof. Unless prohibited under applicable law, any accrued interest which is not paid on the date on which it is due and payable shall bear interest at the same rate at which interest is then accruing on the principal amount of this Debenture until such interest is paid (either in cash or by the issuance of PIK Debentures pursuant to paragraph 1(b) below). Any accrued interest which for any reason has not theretofore been paid, including, without limitation, by reason of the application of paragraph 3 hereof, shall be paid in full on the date on which the final principal payment on this Debenture is made. Interest shall accrue on any principal payment due under this Debenture until such time as payment therefor is actually delivered to the holder of this Debenture.

          ()   PIK DEBENTURES.  The Company shall, in lieu of the payment in whole or in part of interest in cash on this Debenture, pay interest on this Debenture through the issuance of additional Debentures ("PIK DEBENTURES"); PROVIDED that any interest paid by the issuance of PIK Debentures shall be calculated as accruing at the rate of ten and one-half percent (10.5%) per annum (computed on the basis of a 365-day year and the actual number of days elapsed) or (if less) at the highest rate then permitted under applicable law. Such PIK Debentures shall be in an aggregate principal amount equal to the amount of interest which has accrued with respect to this Debenture (less any cash interest payments), and such PIK Debentures shall be identical to the Debentures otherwise issued. Except as expressly provided herein, the term "Debentures" shall include all PIK Debentures that may be issued pursuant to this paragraph 1(b).

     .    PAYMENT OF PRINCIPAL ON DEBENTURE.

          ()   SCHEDULED PAYMENTS.  The Company shall pay the principal
amount of $2,123,000.00 (or such lesser principal amount then outstanding) to the holder of this Debenture on October 15, 2003, together with all accrued and unpaid interest on the principal amount being repaid.

          ()   PREPAYMENTS.

               ()   Subject to paragraph 2(b)(ii) below, the Company may,
at any time and from time to time without premium or penalty, prepay all or any portion (in whole number multiples of $10,000 only) of the outstanding principal amount of the Debentures; PROVIDED that such prepayment is not prohibited by the provisions of paragraph 3 hereof. In connection with each prepayment of principal hereunder, the Company shall also pay all accrued and unpaid interest on the principal amount of the Debentures being repaid.

               ()   The Company shall send written notice of its election
to make a prepayment on the Debentures to each holder of the Debentures at least five days prior to the date of prepayment. No earlier than ten days after the notice of prepayment, the Company shall deliver to each holder of the Debentures in person or by registered or certified mail, return receipt requested, a cashier's or certified check for the full amount which the Company intends to prepay on such holder's Debenture plus interest accrued on the outstanding principal amount of such holder's Debenture through the date of prepayment specified in the Company's notice.

               ()   If the notes issued pursuant to the Indenture are
satisfied in full prior to October 15, 2003, then the Company shall pay to the holders of the Debentures the full amount of interest then accrued on, and the full amount of principal of, the Debentures, unless holders of the Debentures exercise their rights under paragraph 5 hereof prior to such payment.

     .    SUBORDINATION.

          (a) ADDITIONAL DEFINITIONS. For purposes of this Section 3, the following terms shall have the following meanings:

     "CREDIT PARTY" means the Company and each other Borrower or Guarantor and each other party granting a security interest in Collateral (as defined in the Credit Agreement) to secure payment of the Senior Obligations, as each of such terms are defined in the Credit Agreement.

     "SENIOR CREDITORS" means the Agents (as defined in the Credit Agreement), the Lenders (as defined in the Credit Agreement), and all other future holders (or any one of them) of the Senior Obligations.

     "SENIOR LOAN DOCUMENTS" means (i) the Credit Agreement, together with the Loan Documents (as defined in the Credit Agreement) and all other documents, instruments and agreements related thereto, and any amendments, restatements, supplements or modifications of or with respect to any of the foregoing, and (ii) any other agreement, document or instrument executed by any borrower, guarantor in connection with the Senior Obligations, including without limitation pursuant to a refinancing, refunding or replacement of any of the Senior Obligations.

     "SENIOR OBLIGATIONS" means all debt or other obligations of any nature, whether now existing or hereafter arising, consisting of (i) all principal, interest (including any interest accruing after the commencement of any bankruptcy, insolvency, receivership or similar proceedings and any other interest that would have accrued but for the commencement of such proceedings, whether or not allowed), fees, reimbursement obligations arising in connection with letters of credit, indemnification obligations, costs and expenses payable by any or all of Credit Parties under any of the Senior Loan Documents, including without limitation all Obligations (as defined in the Credit Agreement) now and hereafter existing, and (ii) all indebtedness of any or all of the Credit Parties under any amendments, modification, renewals, extensions, restatements or loan documents evidencing refinancings, refundings or replacements of any of the foregoing.

     "STANDSTILL PERIOD" means the period of time from the date hereof to and including the 91st day following the Facility Termination Date (as defined in the Credit Agreement).

     "SUBORDINATED CREDITORS" means, collectively, any holder or owner from time to time of any interest in any of the Subordinated Obligations.

     "SUBORDINATED TRANSACTION DOCUMENTS" means, (i) the Debentures, (ii) any PIK Debentures issued pursuant to the Debentures, (iii) the Purchase Agreement, and (iv) and all other documents entered into in connection therewith or herewith which relate to indebtedness or liabilities of the Company to all or any of the Subordinated Creditors, incurred thereunder and the other obligations evidenced thereby and any amendments, restatements, supplements or modifications of or with respect to any of the foregoing and permitted hereunder.

     "SUBORDINATED OBLIGATIONS" means the indebtedness, obligations and liabilities of the Company under the Subordinated Transaction Documents.

          (b) SUBORDINATION. The Subordinated Obligations are, and shall at all relevant times remain, subordinated to the Senior Obligations to the extent and in the manner herein provided. Except to the extent expressly permitted under paragraph 3(d) hereof and the receipt of PIK Debentures in accordance with the terms of paragraph 1(b) hereof in lieu of cash interest payments, the Subordinated Creditors will not at any time during the Standstill Period ask, demand, sue for, accept or exercise any remedy in respect of any security for, or take or receive from the Company or any other Credit Party (whether, without limitation, by demanding or receiving any scheduled payment, or mandatory or optional prepayment, of principal, interest, fees, expenses, reimbursements, indemnification obligations or other amounts owing thereby, exercising liens or rights of setoff, or by any other action or manner), the whole or any part of any amounts which may now or hereafter be owing by the Company or any successors or assigns of the Company including, without limitation, any receiver, trustee or debtor in possession (the term "Company" hereinafter shall include any such successors or assigns of the Company), to the Subordinated Creditors which now or hereafter constitute or otherwise were or will be incurred in connection with the Subordinated Obligations (whether such amounts represent principal or interest or other obligations which are due or not due, direct or indirect, absolute or contingent or obligations arising from the exercise of any redemption, put or similar right in respect of any Subordinated Obligations, or any warrants or any stock issued in connection with the exercise thereof), including, without limitation, the taking of any instruments evidencing such amounts nor any security for any of the foregoing (other than the delivery by the Company, and the receipt by the Subordinated Creditors, of the Subordinated Transaction Documents).

          (c) NO PAYMENT OR EXERCISE OF REMEDIES. The Subordinated Creditors will not at any time during the Standstill Period, including following any acceleration of the maturity of any amount owing on the Subordinated Obligations, take any action to enforce or collect amounts so owing against the Company or any security for any Subordinated Obligation or act as a petitioning creditor in any bankruptcy, insolvency, reorganization, receivership or similar proceeding (an "Insolvency Proceeding") filed against the Company or any other Credit Party.

          (d) PERMITTED RECEIPTS. Notwithstanding the foregoing, each Subordinated Creditor shall be entitled to receive and retain payment on the Debentures to the extent such payment consists solely of stock or obligations which are issued by the Company or any corporation succeeding to the Company or acquiring its property and assets, pursuant to reorganization proceedings or dissolution or liquidation proceedings or upon any merger, consolidation, sale, lease, transfer or other disposal, so long as such stock or obligations are subordinate and junior at least to the extent provided hereunder to the payment of Senior Indebtedness to the extent then outstanding and to the payment of any stock or obligations which are issued in exchange for Senior Indebtedness to the extent then outstanding.

          (e) NO LIENS. During the Standstill Period no Subordinated Creditor shall have a security interest or other rights in any assets or property of the Company or any other Credit Party as security for the Subordinated Obligations. If any Subordinated Creditor shall foreclose or realize on, or otherwise receive or come into possession of, any such assets or property in violation of the terms hereof, such Subordinated Creditor shall promptly deliver such assets or property, or the proceeds thereof, to the Senior Creditors (such assets or property, and proceeds thereof, being held in trust by such Subordinated Creditor for the benefit of the Senior Creditors until such delivery). The provisions of this paragraph 3(e) are effective irrespective of any event or circumstance pertaining to the time or order of acquisition, attachment or perfection of any security interest or lien of the Senior Creditors or the Subordinated Creditors in any assets, or the time or order of filing or recording of financing statements or any other document or instrument by the Senior Creditors or the Subordinated Creditors.

          (f) BANKRUPTCY DISTRIBUTIONS. In the event of any distribution, division or application, partial or complete, voluntary or involuntary, by operation of law or otherwise, of all or any part of the assets of the Company or the proceeds thereof to creditors of the Company upon any indebtedness of the Company, by reason of the liquidation, dissolution or other winding up of the Company or the Company's business, or, in the event of any Insolvency Proceeding, then and in any such event, any payment or distribution of any kind or character, either in cash, securities or other property but excluding property permitted to be retained by the Subordinated Creditors under paragraph 3(d), which shall be payable or deliverable to any Subordinated Creditor upon or with respect to any or all the Subordinated Obligations shall be paid or delivered directly to the Senior Creditors for application against the Senior Obligations, whether due or not due, in a manner which the Senior Creditors, in their sole discretion, shall determine, at all times during the Standstill Period, and the Senior Creditors or their representative is hereby irrevocably authorized and empowered to ask for, demand, sue for, collect, and receive and receipt for every such payment or distribution and give acquittance therefor.

          (g) RECEIPTS BY SUBORDINATED CREDITORS HELD IN TRUST. Except to the extent expressly permitted under paragraph 3(d) hereof and the receipt of PIK Debentures in accordance with the terms of paragraph 1(b) hereof in lieu of cash interest payments, should any payment or distribution of security or proceeds thereof be received by any Subordinated Creditor constituting or otherwise received with respect to the Subordinated Obligations during the Standstill Period, each Subordinated Creditor agrees forthwith to deliver the same to the Senior Creditors or their representative in precisely the form received (except for the endorsement or assignment of such Subordinated Creditor where the Senior Creditors or their representative, in its or their sole discretion, deems same to be necessary), for application against the Senior Obligations, whether due or not due, and until so delivered, the same shall be held in trust by such Subordinated Creditor as property of the Senior Creditors.

          (h) CONTINUITY OF SUBORDINATION. The provisions of this Section 3 shall continue and remain in full force and effect notwithstanding the occurrence at any time and from time to time of any modification of or affecting the Senior Obligations or the security therefor or the Credit Parties, without notice to the Subordinated Creditors, including by way of example and not by limitation: (i) the sale, assignment, refinancing, modification, amendment, rearrangement, postponement, extension, renewal, increase, restructuring, acceleration or demand for payment of the Senior Obligations in whole or in part and as often as the Senior Creditors may wish; (ii) the waiver, failure to enforce, surrender, impairment, modification or exchange of any of the Senior Creditors' rights under any of the Senior Loan Documents; (iii) the settlement, release (by operation of law or otherwise), compromise, collection or liquidation, in any manner, of any of the Senior Obligations; or (iv) the release of any Credit Party, or any of them, or any other endorser, guarantor or other person from any liability on any of the Senior Obligations, or release of any collateral for the Senior Obligations, all of which events the Senior Creditors may take, in their sole discretion, at any time and from time to time during the Standstill Period.

          .    EVENTS OF DEFAULT.

               ()   DEFINITION.  For purposes of this Debenture, an Event
of Default shall be deemed to have occurred if:

               () the Company fails to pay when due and payable (whether at maturity or otherwise) the full amount of interest then accrued on any Debenture or the full amount of any principal payment on any Debenture and such failure to pay is not cured within ten (10) days after the occurrence thereof;

               () the Company fails to perform or observe any other provision contained in the Debentures or in the Purchase Agreement, and such failure is not cured within ten (10) days after the occurrence hereof; PROVIDED that no Event of Default shall be deemed to have occurred under this subparagraph (ii) if the Company establishes (to the reasonable satisfaction of the holders of a majority of the principal amount of the Debentures then outstanding) that (A) the particular Event of Default has not been caused by knowing or purposeful conduct by the Company or any Subsidiary,
     (B) the Company has exercised, and continues to exercise, best efforts to expeditiously cure the Event of Default (if cure is possible),
     (C) the Event of Default is not material to the financial condition, operations, assets or business prospects of the Company and its Subsidiaries, taken as a whole and (D) the Event of Default is not material to any holder's investment in the Debentures;

               () the Company or any Subsidiary makes an assignment for the benefit of creditors or admits in writing its inability to pay its debts generally as they become due; or an order, judgment or decree is entered adjudicating the Company or any Subsidiary bankrupt or insolvent; or any order for relief with respect to the Company or any Subsidiary is entered under the Federal Bankruptcy Code; or the Company or any Subsidiary petitions or applies to any tribunal for the appointment of a custodian, trustee, receiver or liquidator of the Company or any Subsidiary, or of any substantial part of the assets of the Company or any Subsidiary, or commences any proceeding (other than a proceeding for the voluntary liquidation and dissolution of any Subsidiary) relating to the Company or any Subsidiary under any bankruptcy reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction; or any such petition or application is filed, or any such proceeding is commenced, against the Company or any Subsidiary and either (A) the Company or any such Subsidiary by any act indicates its approval thereof, consent thereto or acquiescence therein or (B) such petition, application or proceeding is not dismissed within 60 days; or

               () the Company or any Subsidiary defaults in the performance of any obligation under the Indenture or the Credit Agreement and any such default causes payments thereunder to become due prior to its stated maturity.

     The foregoing shall constitute Events of Default whatever the reason or cause for any such Event of Default and whether it is voluntary or involuntary or is effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body.

          ()   CONSEQUENCES OF EVENTS OF DEFAULT.

               ()   If an Event of Default of the type described in
paragraph 4(a)(iii) hereof has occurred, the aggregate principal amount of the Debentures (together with all accrued interest thereon and all other amounts due and payable with respect thereto) shall become immediately due and payable without any action on the part of the holders of the Debentures, and, subject to the provisions of paragraph 3(a) hereof, the Company shall immediately pay to the holders of the Debentures all amounts due and payable with respect to the Debentures.

               ()   If any Event of Default of the type described in
paragraphs 4(a)(i) or (ii) hereof has occurred and continued for 15 days or any other Event of Default (other than under paragraph 4(a)(iii) hereof) has occurred and is continuing, the holder or holders of Debentures representing a majority of the aggregate principal amount of Debentures then outstanding may declare all or any portion of the outstanding principal amount of the Debentures (together with all accrued interest thereon and all other amounts due and payable with respect thereto) to be immediately due and payable and may, subject to the provisions of paragraph 3 hereof, demand immediate payment of all or any portion of the outstanding principal amount of the Debentures (together with all such other amounts then due and payable) held by such holder or holders. The Company shall give prompt written notice of any such demand to the other holders of Debentures, each of which may, subject to the provisions of paragraph 3 hereof, demand immediate payment of all or any portion of such holder's Debenture. Subject to the provisions of paragraph 3 hereof, if any holder or holders of the Debentures demand immediate payment of all or any portion of the Debentures, the Company shall immediately pay to such holder or holders all amounts due and payable with respect to such Debentures.

               ()   Each holder of the Debentures shall also have any other
rights which such holder may have been afforded under any contract or agreement at any time and any other rights which such holder may have pursuant to applicable law.

               ()   The Company hereby waives diligence, presentment,
protest and demand and notice of protest and demand, dishonor and nonpayment of this Debenture, and expressly agrees that this Debenture, or any payment hereunder, may be extended from time to time, all without in any way affecting the liability of the Company hereunder.

     .    CONVERSION.

          ()   CONVERSION PROCEDURE.

               ()   At any time and from time to time prior to the payment
of this Debenture in full, the holder of this Debenture may convert all, but not less than all, of the outstanding principal amount of this Debenture into a number of shares of the Conversion Stock determined by DIVIDING the principal amount designated by such holder to be converted BY the Conversion Price then in effect; PROVIDED, HOWEVER, that the holder of this Debenture shall be permitted to convert less than all of the outstanding principal amount of this Debenture into shares of Conversion Stock to the extent necessary to permit Richard H. Willett to purchase Common Stock underlying options issued to Richard H. Willett pursuant to the Company's management option plan.

               ()   Except as otherwise expressly provided herein, each
conversion of this Debenture shall be deemed to have been effected as of the close of business on the date on which this Debenture has been surrendered for conversion at the principal office of the Company. At such time as such conversion has been effected, the rights of the holder of this Debenture as such holder to the extent of the conversion shall cease, and the Person or Persons in whose name or names any certificate or certificates for shares of Conversion Stock are to be issued upon such conversion shall be deemed to have become the holder or holders of record of the shares of Conversion Stock represented thereby.

               ()   Notwithstanding any other provision hereof, if a
conversion of any portion of this Debenture is to be made in connection with a registered public offering or a sale of the Company, the conversion of any portion of this Debenture may, at the election of the holder hereof, be conditioned upon the consummation of the public offering or the sale of the Company, in which case such conversion shall not be deemed to be effective until the consummation of such transaction.

               ()   As soon as possible after a conversion has been
effected (but in any event within five business days in the case of clause
(A) below), the Company shall deliver to the converting holder:

                    () a certificate or certificates representing the number of shares of Conversion Stock issuable by reason of such conversion in such name or names and such denomination or denominations as the converting holder has specified;

                    () payment in an amount equal to the sum of all accrued interest with respect to the principal amount converted, which has not been paid prior thereto; and

                    () a new Debenture representing any portion of the principal amount which was represented by the Debenture surrendered to the Company in connection with such conversion but which was not converted.

               ()   The issuance of certificates for shares of Conversion
Stock upon conversion of this Debenture shall be made without charge to the holder hereof for any issuance tax in respect thereof or other cost incurred by the Company in connection with such conversion and the related issuance of shares of Conversion Stock. Upon conversion of this Debenture, the Company shall take all such actions as are necessary in order to insure that the Conversion Stock issuable with respect to such conversion shall be validly issued, fully paid and nonassessable.

               ()   The Company shall not close its books against the
transfer of Conversion Stock issued or issuable upon conversion of this Debenture in any manner which interferes with the timely conversion of this Debenture. The Company shall assist and cooperate with any holder of this Debenture required to make any governmental filings or obtain any governmental approval prior to or in connection with the conversion of this Debenture (including, without limitation, making any filings required to be made by the Company).

               ()   The Company shall at all times reserve and keep
available out of its authorized but unissued shares of Conversion Stock, solely for the purpose of issuance upon the conversion of the Debenture, such number of shares of Conversion Stock issuable upon the conversion of all outstanding Debentures. All shares of Conversion Stock which are so issuable shall, when issued, be duly and validly issued, fully paid and nonassessable and free from all taxes, liens and charges. The Company shall take all such actions as may be necessary to assure that all such shares of Conversion Stock may be so issued without violation of any applicable law or governmental regulation or any requirements of any domestic securities exchange upon which shares of Conversion Stock may be listed (except for official notice of issuance which shall be immediately delivered by the Company upon each such issuance).

          ()   CONVERSION PRICE.    The initial Conversion Price shall be
$75,589.00. In order to prevent dilution of the conversion rights granted under the Debentures, the Conversion Price shall be subject to adjustment from time to time pursuant to this paragraph 5.

          ()   SUBDIVISION OR COMBINATION OF COMMON STOCK.  If the Company
at any time subdivides (by any stock split, stock dividend or otherwise) one or more classes of its outstanding shares of Common Stock into a greater number of shares, the Conversion Price in effect immediately prior to such subdivision shall be proportionately reduced, and if the Company at any time combines (by reverse stock split or otherwise) one or more classes of its outstanding shares of Common Stock into a smaller number of shares, the Conversion Price in effect immediately prior to such combination shall be proportionately increased.

          ()   REORGANIZATION, RECLASSIFICATION, CONSOLIDATION, MERGER OR
SALE. Any recapitalization, reorganization, reclassification, consolidation, merger, sale of all or substantially all of the Company's assets or other transaction, which in each case is effected in such a manner that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets with respect to or in exchange for Common Stock is referred to herein as an "ORGANIC CHANGE." Prior to the consummation of any Organic Change, the Company shall make lawful and adequate provision (in form and substance satisfactory to the holders of a majority of the principal amount of the Debentures then outstanding) to insure that each of the holders of the Debentures shall thereafter have the right to acquire and receive, in lieu of or addition to (as the case may be) shares of Conversion Stock immediately theretofore acquirable and receivable upon the conversion of such holder's Debenture, such shares of stock, securities or assets as may be issued or payable with respect to or in exchange for the number of shares of Conversion Stock immediately theretofore acquirable and receivable upon conversion of such holder's Debenture had such Organic Change not taken place. In any such case, appropriate provision (in form and substance satisfactory to the holders of a majority of the principal amount of the Debentures then outstanding) shall be made with respect to such holder's rights and interests to insure that the provisions of this paragraph 5 shall thereafter be applicable in relation to any shares of stock, securities or assets thereafter deliverable upon the conversion of the Debentures. The Company shall not effect any such consolidation, merger or sale, unless prior to the consummation thereof, the successor entity (if other than the Company) resulting from consolidation or merger or the entity purchasing such assets assumes by written instrument (in form reasonably satisfactory to the holders of a majority of the principal amount of the Debentures then outstanding), the obligation to deliver to each such holder such shares of stock, securities or assets as, in accordance with the foregoing provisions, such holder may be entitled to acquire.

          ()   NOTICES.

               ()   Immediately upon any adjustment of the Conversion
Price, the Company shall send written notice thereof to the holder of this Debenture, setting forth in reasonable detail and certifying the calculation of such adjustment.

               ()   The Company shall send written notice to the holder of
this Debenture at least 20 days prior to the date on which the Company closes its books or takes a record (A) with respect to any dividend or distribution upon the Common Stock, (B) with respect to any pro rata subscription offer to holders of Common Stock or (C) for determining rights to vote with respect to any Organic Change, dissolution or liquidation.

               ()   The Company shall also give at least 20 days prior
written notice of the date on which any Organic Change, dissolution or liquidation shall take place.

     5A. RANKING. Notwithstanding anything to the contrary contained herein, as between LGH and the holders of the senior subordinated notes issued under the Indenture, the payment obligations of the Company hereunder shall be PARI PASSU with the payment obligations contained in the senior subordinated notes issued under the Indenture.

     .    AMENDMENT AND WAIVER.  Except as otherwise expressly provided herein, the provisions of the Debentures may be amended and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, only if the Company has obtained the written consent of the holders of at least a majority of the outstanding principal amount of the Debentures; PROVIDED that no such action shall change (a) the rate at which or the manner in which interest accrues on the Debentures or the times at which such interest becomes payable, (b) any provision relating to the scheduled payments or prepayments of principal on the Debentures or (c) the Conversion Price of the Debentures or the number of shares or the class of stock into which the Debentures are convertible, without the written consent of the holders at least 66 2/3% of the outstanding principal amount of the Debentures.

     .    DEFINITIONS.  For purposes of the Debentures, the following capitalized terms have the following meaning.

     "AIP" means American Industrial Partners Capital Fund II, L.P., a Delaware limited partnership.

     "COMMON STOCK" means, collectively the Company's common stock, par value $0.01 per share, and any capital stock of any class of the Company hereafter authorized which is not limited to a fixed sum or percentage of par or stated value in respect to the rights of the holders thereof to participate in dividends or in the distribution of assets upon any liquidation, dissolution or winding up of the Company.

     "CONVERSION STOCK" means shares of the Company's authorized but unissued Common Stock; PROVIDED that if there is a change such that the securities issuable upon conversion of the Debentures are issued by an entity other than the Company or there is a change in the class of securities so issuable, then the term "Conversion Stock" shall mean one share of the security issuable upon conversion of this Debenture if such security is issuable in shares, or shall mean the smallest unit in which such security is issuable if such security is not issuable in shares.

     "CREDIT AGREEMENT" means the Amended and Restated Credit Agreement, dated as of October 25, 1999, by and among Consoltex Holdings, Inc., Consoltex Inc., Consoltex Mexico, S.A. de C.V., Consoltex (USA) Inc., The Balson-Hercules Group Ltd. and LINQ Industrial Fabrics, Inc., as borrowers, certain subsidiaries of the borrowers as guarantors, Bank of America, N.A., as U.S. Agent, National Bank of Canada, as Canadian Agent and the lenders party thereto, as amended, modified, supplemented, amended and restated, refinanced or replaced heretofore and from time to time hereafter.

     "INDENTURE" means the Indenture, dated September 30, 1993, among Consoltex Inc. (formerly Consoltex Group Inc.), Consoltex (USA) Inc., The Balson-Hercules Group Ltd., LINQ Industrial Fabrics, Inc., Rafytek, S.A. De C.V., Consoltex Mexico, S.A. De C.V. and United States Bank Trust National Association (formerly First Trust National Association), as Trustee, as amended from time to time.

     "PERSON" means an individual, a partnership, a corporation, a limited liability company, an association, a joint stock company, a trust, a joint venture, an unincorporated organization and a governmental entity or any department, agency or political subdivision thereof.

     "SUBSIDIARY" means, with respect to any Person, any corporation, limited liability company, partnership, association or other business entity of which (i) if a corporation, a majority of the total voting power of shares of stock entitled (without regard to the occurrence of any contingency) to vote in the election of directors, managers or trustees thereof is at the time owned or controlled, directly or indirectly, by that Person or one or more of the other Subsidiaries of that Person or a combination thereof, or (ii) if a limited liability company, partnership, association or other business entity, a majority of the partnership or other similar ownership interest thereof is at the time owned or controlled, directly or indirectly, by any Person or one or more Subsidiaries of that Person or a combination thereof. For purposes hereof, a Person or Persons shall be deemed to have a majority ownership interest in a limited liability company, partnership, association or other business entity if such Person or Persons shall be allocated a majority of limited liability company, partnership, association or other business entity gains or losses or shall be or control any managing director or general partner of such limited liability company, partnership, association or other business entity.

     .    CANCELLATION.  After all principal and accrued interest at any time owed on this Debenture has been paid in full, this Debenture shall be surrendered to the Company for cancellation and shall not be reissued.

     .    PAYMENTS.  Unless otherwise expressly provided herein, all payments to be made to the holders of the Debentures shall be made in the lawful money of the United States of America in immediately available funds.

     .    PLACE OF PAYMENT.  Payments of principal and interest shall be delivered to LGH at the following address:

                    Les Gantiers Holding B.V.
                    Attention: Tor Diekman
                    Olympic Plaza
                    Frederik Roeskestraat 123
                    1076 EE, Amsterdam, The Netherlands

or to such other address or to the attention of such other person as specified by prior written notice to the Company.

     .    BUSINESS DAYS.  If any payment is due, or any time period for giving notice or taking action expires, on a day which is a Saturday, Sunday or legal holiday in the State of New York, the payment shall be due and payable on, and the time period shall automatically be extended to, the next business day immediately following such Saturday, Sunday or legal holiday, and interest shall continue to accrue at the required rate hereunder until any such payment is made.

     .    USURY LAWS.  It is the intention of the Company and the holder of this Debenture to conform strictly to all applicable usury laws now or hereafter in force, and any interest payable under this Debenture shall be subject to reduction to the amount not in excess of the maximum legal amount allowed under the applicable usury laws as now or hereafter construed by the courts having jurisdiction over such matters. If the maturity of this Debenture is accelerated by reason of an election by the holder hereof resulting from an Event of Default, voluntary prepayment by the Company or otherwise, then earned interest may never include more than the maximum amount permitted by law, computed from the date hereof until payment, and any interest in excess of the maximum amount permitted by law shall be canceled automatically and, if theretofore paid, shall at the option of the holder hereof either be rebated to the Company or credited on the principal amount of this Debenture, or if this Debenture has been paid, then the excess shall be rebated to the Company. The aggregate of all interest (whether designated as interest, service charges, points or otherwise) contracted for, chargeable, or receivable under this Debenture shall under no circumstances exceed the maximum legal rate upon the unpaid principal balance of this Debenture remaining unpaid from time to time. If such interest does exceed the maximum legal rate, it shall be deemed a mistake and such excess shall be canceled automatically and, if theretofore paid, rebated to the Company or credited on the principal amount of this Debenture, or if this Debenture has been repaid, then such excess shall be rebated to the Company.

     .    CERTAIN RIGHTS.  So long as the Debenture is outstanding and AIP is the holder of a majority of the outstanding voting securities of the Company, AIP shall cause one (1) representative designated by the holders of a majority in aggregate principal amount of the outstanding Debentures to be appointed and maintained as member of the board of directors of the Company.


                               [END OF PAGE]
                         [SIGNATURE PAGE FOLLOWS]

IN WITNESS WHEREOF, the Company has executed and delivered this Debenture on date first written above.

                              CONSOLTEX HOLDINGS, INC.



                              By:  /S/ C. SUZANNE CRAWFORD
                                 Name: C. Suzanne Crawford
                                 Title: V-P, Legal Affairs & Corp. Secy

                                                               EXHIBIT 4.14



                          CONTRIBUTION AGREEMENT


     THIS CONTRIBUTION AGREEMENT (the "AGREEMENT") is executed by and between AIP/CGI, Inc., a Delaware corporation (the "CORPORATION") and American Industrial Partners Capital Fund II, L.P.,a Delaware limited partnership (the "FUND"), dated as of January 2, 2001.

     WHEREAS, the Fund owns all the shares of Consoltex Holdings, Inc., a Delaware corporation (the "FUND INTEREST"); and

     WHEREAS, the Fund desires to contribute, transfer and assign, and the Corporation desires to assume and accept, one hundred percent of the Fund Interest in a transaction intended to be governed by Section 351 of the Internal Revenue Code of 1986, as amended.

     NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

     .    The Fund hereby contributes, assigns, grants, transfers, conveys and sets over, free and clear of all liens the Fund Interest unto the Corporation.

     2. This Agreement shall be governed by the internal laws (and not the law of conflicts) of the State of Delaware.

     3. No amendment or waiver of this Agreement shall be effective without the prior written consent of the parties hereto.

     4. This Agreement may be executed in counterparts, including faxed counterparts.

     5. This Agreement shall be binding upon, and shall inure to the benefit of, the parties hereto, their successors and assigns.

     6. There shall be no third party beneficiaries to this Agreement, and no parties, other than the signatories hereto or their transferees, successors or assigns shall have or be entitled to assert rights or benefits hereunder.

                               [END OF PAGE]
                         [SIGNATURE PAGE FOLLOWS]

IN  WITNESS   WHEREOF,  the  undersigned  has  executed  this  Contribution
Agreement on the date first written above.


                              AMERICAN INDUSTRIAL PARTNERS CAPITAL
                                FUND II, L.P.

                              By: AMERICAN INDUSTRIAL PARTNERS II,
                                     L.P., its general partner

                              By: AMERICAN INDUSTRIAL PARTNERS
                                     CORPORATION, its general partner



                              By:       /S/      THEODORE     C.     ROGERS

                                 Name: Theodore C. Rogers
                                 Title: Chairman

                              ACCEPTED AND AGREED:

                              AIP/CGI, INC.



                              By:        /S/       KIM       A.      MARVIN

                                 Name: Kim A. Marvin
                                 Title: President

                                                               EXHIBIT 4.15
                                                          EXECUTION VERSION

THE SECURITY REPRESENTED BY THIS INSTRUMENT WAS ORIGINALLY ISSUED AS OF JANUARY 11, 2001 AND HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED.


                         Consoltex Holdings, Inc.

                                 DEBENTURE

January 11, 2001                                              $5,000,000.00


     Consoltex Holdings, Inc., a Delaware corporation (the "COMPANY"), hereby promises to pay to the order of AIP/CGI, Inc., a Delaware corporation and the sole stockholder of the Company ("HOLDER"), the principal amount of $5,000,000.00 together with interest thereon calculated from the date hereof in accordance with the provisions of this Debenture.

Capitalized terms used in this Debenture have the meanings given them in paragraphs 3 and 7 hereof.

     .    PAYMENT OF INTEREST.

          ()   GENERALLY.  Except as otherwise expressly provided in
paragraph 4(b) hereof, interest shall accrue at the rate of ten and one-half percent (10.5%) per annum (computed on the basis of a 365-day year and the actual number of days elapsed in any year) on the unpaid principal amount of this Debenture outstanding from time to time, or (if less) at the highest rate then permitted under applicable law. Subject to the provisions of paragraph 3 hereof, the Company shall pay to the holder of this Debenture all accrued interest on the last day of each March, June, September and December, beginning June 30, 2001 in accordance with the provisions of paragraph 1(b) hereof. Unless prohibited under applicable law, any accrued interest which is not paid on the date on which it is due and payable shall bear interest at the same rate at which interest is then accruing on the principal amount of this Debenture until such interest is paid (either in cash or by the issuance of PIK Debentures pursuant to paragraph 1(b) below). Any accrued interest which for any reason has not theretofore been paid, including, without limitation, by reason of the application of paragraph 3 hereof, shall be paid in full on the date on which the final principal payment on this Debenture is made. Interest shall accrue on any principal payment due under this Debenture until such time as payment therefor is actually delivered to the holder of this Debenture.

          ()   PIK DEBENTURES.  The Company shall, in lieu of the payment in whole or in part of interest in cash on this Debenture, pay interest on this Debenture through the issuance of additional Debentures ("PIK DEBENTURES"); PROVIDED that any interest paid by the issuance of PIK Debentures shall be calculated as accruing at the rate of ten and one-half percent (10.5%) per annum (computed on the basis of a 365-day year and the actual number of days elapsed) or (if less) at the highest rate then permitted under applicable law. Such PIK Debentures shall be in an aggregate principal amount equal to the amount of interest which has accrued with respect to this Debenture (less any cash interest payments), and such PIK Debentures shall be identical to the Debentures otherwise issued. Except as expressly provided herein, the term "Debentures" shall include all PIK Debentures that may be issued pursuant to this paragraph 1(b).

     .    PAYMENT OF PRINCIPAL ON DEBENTURE.

          ()   SCHEDULED PAYMENTS.  The Company shall pay the principal
amount of $5,000,000.00 (or such lesser principal amount then outstanding) to the holder of this Debenture on October 15, 2003, together with all accrued and unpaid interest on the principal amount being repaid.

          ()   PREPAYMENTS.

               ()   Subject to paragraph 2(b)(ii) below, the Company may,
at any time and from time to time without premium or penalty, prepay all or any portion (in whole number multiples of $10,000 only) of the outstanding principal amount of the Debentures; PROVIDED that such prepayment is not prohibited by the provisions of paragraph 3 hereof. In connection with each prepayment of principal hereunder, the Company shall also pay all accrued and unpaid interest on the principal amount of the Debentures being repaid.

               ()   The Company shall send written notice of its election
to make a prepayment on the Debentures to each holder of the Debentures at least five days prior to the date of prepayment. No earlier than ten days after the notice of prepayment, the Company shall deliver to each holder of the Debentures in person or by registered or certified mail, return receipt requested, a cashier's or certified check for the full amount which the Company intends to prepay on such holder's Debenture plus interest accrued on the outstanding principal amount of such holder's Debenture through the date of prepayment specified in the Company's notice.

               ()   If the notes issued pursuant to the Indenture are
satisfied in full prior to October 15, 2003, then the Company shall pay to the holders of the Debentures the full amount of interest then accrued on, and the full amount of principal of, the Debentures.

     .    SUBORDINATION.

          (a) ADDITIONAL DEFINITIONS. For purposes of this Section 3, the following terms shall have the following meanings:

     "CREDIT PARTY" means the Company and each other Borrower or Guarantor and each other party granting a security interest in Collateral (as defined in the Credit Agreement) to secure payment of the Senior Obligations, as each of such terms are defined in the Credit Agreement.

     "SENIOR CREDITORS" means the Agents (as defined in the Credit Agreement), the Lenders (as defined in the Credit Agreement), and all other future holders (or any one of them) of the Senior Obligations.

     "SENIOR LOAN DOCUMENTS" means (i) the Credit Agreement, together with the Loan Documents (as defined in the Credit Agreement) and all other documents, instruments and agreements related thereto, and any amendments, restatements, supplements or modifications of or with respect to any of the foregoing, and (ii) any other agreement, document or instrument executed by any borrower, guarantor in connection with the Senior Obligations, including without limitation pursuant to a refinancing, refunding or replacement of any of the Senior Obligations.

     "SENIOR OBLIGATIONS" means all debt or other obligations of any nature, whether now existing or hereafter arising, consisting of (i) all principal, interest (including any interest accruing after the commencement of any bankruptcy, insolvency, receivership or similar proceedings and any other interest that would have accrued but for the commencement of such proceedings, whether or not allowed), fees, reimbursement obligations arising in connection with letters of credit, indemnification obligations, costs and expenses payable by any or all of Credit Parties under any of the Senior Loan Documents, including without limitation all Obligations (as defined in the Credit Agreement) now and hereafter existing, and (ii) all indebtedness of any or all of the Credit Parties under any amendments, modification, renewals, extensions, restatements or loan documents evidencing refinancings, refundings or replacements of any of the foregoing.

     "STANDSTILL PERIOD" means the period of time from the date hereof to and including the 91st day following the Facility Termination Date (as defined in the Credit Agreement).

     "SUBORDINATED CREDITORS" means, collectively, any holder or owner from time to time of any interest in any of the Subordinated Obligations.

     "SUBORDINATED TRANSACTION DOCUMENTS" means, (i) the Debentures, (ii) any PIK Debentures issued pursuant to the Debentures, and (iii) all other documents entered into in connection therewith or herewith which relate to indebtedness or liabilities of the Company to all or any of the Subordinated Creditors, incurred thereunder and the other obligations evidenced thereby and any amendments, restatements, supplements or modifications of or with respect to any of the foregoing and permitted hereunder.

     "SUBORDINATED OBLIGATIONS" means the indebtedness, obligations and liabilities of the Company under the Subordinated Transaction Documents.

          (b) SUBORDINATION. The Subordinated Obligations are, and shall at all relevant times remain, subordinated to the Senior Obligations to the extent and in the manner herein provided. Except to the extent expressly permitted under paragraph 3(d) hereof and the receipt of PIK Debentures in accordance with the terms of paragraph 1(b) hereof in lieu of cash interest payments, the Subordinated Creditors will not at any time during the Standstill Period ask, demand, sue for, accept or exercise any remedy in respect of any security for, or take or receive from the Company or any other Credit Party (whether, without limitation, by demanding or receiving any scheduled payment, or mandatory or optional prepayment, of principal, interest, fees, expenses, reimbursements, indemnification obligations or other amounts owing thereby, exercising liens or rights of setoff, or by any other action or manner), the whole or any part of any amounts which may now or hereafter be owing by the Company or any successors or assigns of the Company including, without limitation, any receiver, trustee or debtor in possession (the term "Company" hereinafter shall include any such successors or assigns of the Company), to the Subordinated Creditors which now or hereafter constitute or otherwise were or will be incurred in connection with the Subordinated Obligations (whether such amounts represent principal or interest or other obligations which are due or not due, direct or indirect, absolute or contingent or obligations arising from the exercise of any redemption, put or similar right in respect of any Subordinated Obligations, or any warrants or any stock issued in connection with the exercise thereof), including, without limitation, the taking of any instruments evidencing such amounts nor any security for any of the foregoing (other than the delivery by the Company, and the receipt by the Subordinated Creditors, of the Subordinated Transaction Documents).

          (c) NO PAYMENT OR EXERCISE OF REMEDIES. The Subordinated Creditors will not at any time during the Standstill Period, including following any acceleration of the maturity of any amount owing on the Subordinated Obligations, take any action to enforce or collect amounts so owing against the Company or any security for any Subordinated Obligation or act as a petitioning creditor in any bankruptcy, insolvency, reorganization, receivership or similar proceeding (an "Insolvency Proceeding") filed against the Company or any other Credit Party.

          (d) PERMITTED RECEIPTS. Notwithstanding the foregoing, each Subordinated Creditor shall be entitled to receive and retain payment on the Debentures to the extent such payment consists solely of stock or obligations which are issued by the Company or any corporation succeeding to the Company or acquiring its property and assets, pursuant to reorganization proceedings or dissolution or liquidation proceedings or upon any merger, consolidation, sale, lease, transfer or other disposal, so long as such stock or obligations are subordinate and junior at least to the extent provided hereunder to the payment of Senior Indebtedness to the extent then outstanding and to the payment of any stock or obligations which are issued in exchange for Senior Indebtedness to the extent then outstanding.

          (e) NO LIENS. During the Standstill Period no Subordinated Creditor shall have a security interest or other rights in any assets or property of the Company or any other Credit Party as security for the Subordinated Obligations. If any Subordinated Creditor shall foreclose or realize on, or otherwise receive or come into possession of, any such assets or property in violation of the terms hereof, such Subordinated Creditor shall promptly deliver such assets or property, or the proceeds thereof, to the Senior Creditors (such assets or property, and proceeds thereof, being held in trust by such Subordinated Creditor for the benefit of the Senior Creditors until such delivery). The provisions of this paragraph 3(e) are effective irrespective of any event or circumstance pertaining to the time or order of acquisition, attachment or perfection of any security interest or lien of the Senior Creditors or the Subordinated Creditors in any assets, or the time or order of filing or recording of financing statements or any other document or instrument by the Senior Creditors or the Subordinated Creditors.

          (f) BANKRUPTCY DISTRIBUTIONS. In the event of any distribution, division or application, partial or complete, voluntary or involuntary, by operation of law or otherwise, of all or any part of the assets of the Company or the proceeds thereof to creditors of the Company upon any indebtedness of the Company, by reason of the liquidation, dissolution or other winding up of the Company or the Company's business, or, in the event of any Insolvency Proceeding, then and in any such event, any payment or distribution of any kind or character, either in cash, securities or other property but excluding property permitted to be retained by the Subordinated Creditors under paragraph 3(d), which shall be payable or deliverable to any Subordinated Creditor upon or with respect to any or all the Subordinated Obligations shall be paid or delivered directly to the Senior Creditors for application against the Senior Obligations, whether due or not due, in a manner which the Senior Creditors, in their sole discretion, shall determine, at all times during the Standstill Period, and the Senior Creditors or their representative is hereby irrevocably authorized and empowered to ask for, demand, sue for, collect, and receive and receipt for every such payment or distribution and give acquittance therefor.

          (g) RECEIPTS BY SUBORDINATED CREDITORS HELD IN TRUST. Except to the extent expressly permitted under paragraph 3(d) hereof and the receipt of PIK Debentures in accordance with the terms of paragraph 1(b) hereof in lieu of cash interest payments, should any payment or distribution of security or proceeds thereof be received by any Subordinated Creditor constituting or otherwise received with respect to the Subordinated Obligations during the Standstill Period, each Subordinated Creditor agrees forthwith to deliver the same to the Senior Creditors or their representative in precisely the form received (except for the endorsement or assignment of such Subordinated Creditor where the Senior Creditors or their representative, in its or their sole discretion, deems same to be necessary), for application against the Senior Obligations, whether due or not due, and until so delivered, the same shall be held in trust by such Subordinated Creditor as property of the Senior Creditors.

          (h) CONTINUITY OF SUBORDINATION. The provisions of this Section 3 shall continue and remain in full force and effect notwithstanding the occurrence at any time and from time to time of any modification of or affecting the Senior Obligations or the security therefor or the Credit Parties, without notice to the Subordinated Creditors, including by way of example and not by limitation: (i) the sale, assignment, refinancing, modification, amendment, rearrangement, postponement, extension, renewal, increase, restructuring, acceleration or demand for payment of the Senior Obligations in whole or in part and as often as the Senior Creditors may wish; (ii) the waiver, failure to enforce, surrender, impairment, modification or exchange of any of the Senior Creditors' rights under any of the Senior Loan Documents; (iii) the settlement, release (by operation of law or otherwise), compromise, collection or liquidation, in any manner, of any of the Senior Obligations; or (iv) the release of any Credit Party, or any of them, or any other endorser, guarantor or other person from any liability on any of the Senior Obligations, or release of any collateral for the Senior Obligations, all of which events the Senior Creditors may take, in their sole discretion, at any time and from time to time during the Standstill Period.

          .    EVENTS OF DEFAULT.

               ()   DEFINITION.  For purposes of this Debenture, an Event
of Default shall be deemed to have occurred if:

               () the Company fails to pay when due and payable (whether at maturity or otherwise) the full amount of interest then accrued on any Debenture or the full amount of any principal payment on any Debenture and such failure to pay is not cured within ten (10) days after the occurrence thereof;

               () the Company fails to perform or observe any other provision contained in the Debentures and such failure is not cured within ten (10) days after the occurrence hereof; PROVIDED that no Event of Default shall be deemed to have occurred under this subparagraph (ii) if the Company establishes (to the reasonable satisfaction of the holders of a majority of the principal amount of the Debentures then outstanding) that (A) the particular Event of Default has not been caused by knowing or purposeful conduct by the Company or any Subsidiary, (B) the Company has exercised, and continues to exercise, best efforts to expeditiously cure the Event of Default (if cure is possible), (C) the Event of Default is not material to the financial condition, operations, assets or business prospects of the Company and its Subsidiaries, taken as a whole and
     (D) the Event of Default is not material to any holder's investment in the Debentures;

               () the Company or any Subsidiary makes an assignment for the benefit of creditors or admits in writing its inability to pay its debts generally as they become due; or an order, judgment or decree is entered adjudicating the Company or any Subsidiary bankrupt or insolvent; or any order for relief with respect to the Company or any Subsidiary is entered under the Federal Bankruptcy Code; or the Company or any Subsidiary petitions or applies to any tribunal for the appointment of a custodian, trustee, receiver or liquidator of the Company or any Subsidiary, or of any substantial part of the assets of the Company or any Subsidiary, or commences any proceeding (other than a proceeding for the voluntary liquidation and dissolution of any Subsidiary) relating to the Company or any Subsidiary under any bankruptcy reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction; or any such petition or application is filed, or any such proceeding is commenced, against the Company or any Subsidiary and either (A) the Company or any such Subsidiary by any act indicates its approval thereof, consent thereto or acquiescence therein or (B) such petition, application or proceeding is not dismissed within 60 days; or

               () the Company or any Subsidiary defaults in the performance of any obligation under the Indenture or the Credit Agreement and any such default causes payments thereunder to become due prior to its stated maturity.

     The foregoing shall constitute Events of Default whatever the reason or cause for any such Event of Default and whether it is voluntary or involuntary or is effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body.

          ()   CONSEQUENCES OF EVENTS OF DEFAULT.

               ()   If an Event of Default of the type described in
paragraph 4(a)(iii) hereof has occurred, the aggregate principal amount of the Debentures (together with all accrued interest thereon and all other amounts due and payable with respect thereto) shall become immediately due and payable without any action on the part of the holders of the Debentures, and, subject to the provisions of paragraph 3(a) hereof, the Company shall immediately pay to the holders of the Debentures all amounts due and payable with respect to the Debentures.

               ()   If any Event of Default of the type described in
paragraphs 4(a)(i) or (ii) hereof has occurred and continued for 15 days or any other Event of Default (other than under paragraph 4(a)(iii) hereof) has occurred and is continuing, the holder or holders of Debentures representing a majority of the aggregate principal amount of Debentures then outstanding may declare all or any portion of the outstanding principal amount of the Debentures (together with all accrued interest thereon and all other amounts due and payable with respect thereto) to be immediately due and payable and may, subject to the provisions of paragraph 3 hereof, demand immediate payment of all or any portion of the outstanding principal amount of the Debentures (together with all such other amounts then due and payable) held by such holder or holders. The Company shall give prompt written notice of any such demand to the other holders of Debentures, each of which may, subject to the provisions of paragraph 3 hereof, demand immediate payment of all or any portion of such holder's Debenture. Subject to the provisions of paragraph 3 hereof, if any holder or holders of the Debentures demand immediate payment of all or any portion of the Debentures, the Company shall immediately pay to such holder or holders all amounts due and payable with respect to such Debentures.

               ()   Each holder of the Debentures shall also have any other
rights which such holder may have been afforded under any contract or agreement at any time and any other rights which such holder may have pursuant to applicable law.

               ()   The Company hereby waives diligence, presentment,
protest and demand and notice of protest and demand, dishonor and nonpayment of this Debenture, and expressly agrees that this Debenture, or any payment hereunder, may be extended from time to time, all without in any way affecting the liability of the Company hereunder.

     .    RANKING.  Notwithstanding anything to the contrary contained herein, as among Holder and the holders of the senior subordinated notes issued under the Indenture and that certain Convertible Debenture issued by the Company on September 29, 2000 to Les Gantiers Holding, B.V. (the "LES GANTIERS DEBENTURE"), the payment obligations of the Company hereunder shall be PARI PASSU with the payment obligations contained in the senior subordinated notes issued under the Indenture and the Les Gantiers Debenture.

     .    AMENDMENT AND WAIVER.  Except as otherwise expressly provided herein, the provisions of the Debentures may be amended and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, only if the Company has obtained the written consent of the holders of at least a majority of the outstanding principal amount of the Debentures; PROVIDED that no such action shall change (a) the rate at which or the manner in which interest accrues on the Debentures or the times at which such interest becomes payable, (b) any provision relating to the scheduled payments or prepayments of principal on the Debentures or (c) the Conversion Price of the Debentures or the number of shares or the class of stock into which the Debentures are convertible, without the written consent of the holders at least 66 2/3% of the outstanding principal amount of the Debentures.

     .    DEFINITIONS.  For purposes of the Debentures, the following capitalized terms have the following meaning.

     "COMMON STOCK" means, collectively the Company's common stock, par value $0.01 per share, and any capital stock of any class of the Company hereafter authorized which is not limited to a fixed sum or percentage of par or stated value in respect to the rights of the holders thereof to participate in dividends or in the distribution of assets upon any liquidation, dissolution or winding up of the Company.

     "CREDIT AGREEMENT" means the Second Amended and Restated Credit Agreement, dated as of November 7, 2000, as amended on December 29, 2000 and March 30, 2001, by and among Consoltex Holdings, Inc., Consoltex Inc., Consoltex Mexico, S.A. de C.V., Consoltex (USA) Inc., The Balson-Hercules Group Ltd., LINQ Industrial Fabrics, Inc., and Rafytek, S.A. de C.V. as borrowers, certain subsidiaries of the borrowers as guarantors, Bank of America, N.A., as U.S. Agent, National Bank of Canada, as Canadian Agent and the lenders party thereto, as amended, modified, supplemented, amended and restated, refinanced or replaced heretofore and from time to time hereafter.

     "INDENTURE" means collectively the Indenture, dated September 30, 1993, together with the Supplemental Indenture dated August 18, 1994, the Second Supplemental Indenture dated September 29, 2000, and the Third Supplemental Indenture dated April 12, 2001, among Consoltex Inc. (formerly Consoltex Group Inc.), Consoltex (USA) Inc., The Balson-Hercules Group Ltd., LINQ Industrial Fabrics, Inc., Rafytek, S.A. de C.V., Consoltex Mexico, S.A. de C.V. and U.S. Bank Trust National Association (formerly First Trust National Association), as Trustee, as amended from time to time.
     "PERSON" means an individual, a partnership, a corporation, a limited liability company, an association, a joint stock company, a trust, a joint venture, an unincorporated organization and a governmental entity or any department, agency or political subdivision thereof.

     "SUBSIDIARY" means, with respect to any Person, any corporation, limited liability company, partnership, association or other business entity of which (i) if a corporation, a majority of the total voting power of shares of stock entitled (without regard to the occurrence of any contingency) to vote in the election of directors, managers or trustees thereof is at the time owned or controlled, directly or indirectly, by that Person or one or more of the other Subsidiaries of that Person or a combination thereof, or (ii) if a limited liability company, partnership, association or other business entity, a majority of the partnership or other similar ownership interest thereof is at the time owned or controlled, directly or indirectly, by any Person or one or more Subsidiaries of that Person or a combination thereof. For purposes hereof, a Person or Persons shall be deemed to have a majority ownership interest in a limited liability company, partnership, association or other business entity if such Person or Persons shall be allocated a majority of limited liability company, partnership, association or other business entity gains or losses or shall be or control any managing director or general partner of such limited liability company, partnership, association or other business entity.

     .    CANCELLATION.  After all principal and accrued interest at any time owed on this Debenture has been paid in full, this Debenture shall be surrendered to the Company for cancellation and shall not be reissued.

     .    PAYMENTS.  Unless otherwise expressly provided herein, all payments to be made to the holders of the Debentures shall be made in the lawful money of the United States of America in immediately available funds.

     .    PLACE OF PAYMENT.  Payments of principal and interest shall be delivered to Holder at the following address:

                    AIP/CGI, Inc.
                    j American Industrial Partners
                    551 Fifth Avenue, Suite 3800
                    New York, NY  10176
                    Attn:  Mr. Theodore C. Rogers

or to such other address or to the attention of such other person as specified by prior written notice to the Company.

     .    BUSINESS DAYS.  If any payment is due, or any time period for giving notice or taking action expires, on a day which is a Saturday, Sunday or legal holiday in the State of New York, the payment shall be due and payable on, and the time period shall automatically be extended to, the next business day immediately following such Saturday, Sunday or legal holiday, and interest shall continue to accrue at the required rate hereunder until any such payment is made.

     .    USURY LAWS.  It is the intention of the Company and the holder of this Debenture to conform strictly to all applicable usury laws now or hereafter in force, and any interest payable under this Debenture shall be subject to reduction to the amount not in excess of the maximum legal amount allowed under the applicable usury laws as now or hereafter construed by the courts having jurisdiction over such matters. If the maturity of this Debenture is accelerated by reason of an election by the holder hereof resulting from an Event of Default, voluntary prepayment by the Company or otherwise, then earned interest may never include more than the maximum amount permitted by law, computed from the date hereof until payment, and any interest in excess of the maximum amount permitted by law shall be canceled automatically and, if theretofore paid, shall at the option of the holder hereof either be rebated to the Company or credited on the principal amount of this Debenture, or if this Debenture has been paid, then the excess shall be rebated to the Company. The aggregate of all interest (whether designated as interest, service charges, points or otherwise) contracted for, chargeable, or receivable under this Debenture shall under no circumstances exceed the maximum legal rate upon the unpaid principal balance of this Debenture remaining unpaid from time to time. If such interest does exceed the maximum legal rate, it shall be deemed a mistake and such excess shall be canceled automatically and, if theretofore paid, rebated to the Company or credited on the principal amount of this Debenture, or if this Debenture has been repaid, then such excess shall be rebated to the Company.

     .    CERTAIN RIGHTS.  So long as the Debenture is outstanding and
Holder is the holder of a majority of the outstanding voting securities of the Company, Holder shall cause one (1) representative designated by the holders of a majority in aggregate principal amount of the outstanding Debentures to be appointed and maintained as member of the board of directors of the Company.

     IN WITNESS WHEREOF, the Company has executed and delivered this Debenture on date first written above.

                              CONSOLTEX HOLDINGS, INC.



                              By: /S/ALEX DI PALMA
                                 Name: Alex Di Palma
                                 Title: V. P. Taxation

                                                               EXHIBIT 4.17
                                                          EXECUTION VERSION

THE SECURITY REPRESENTED BY THIS INSTRUMENT WAS ORIGINALLY ISSUED AS OF JANUARY 16, 2001 AND HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED.


                         Consoltex Holdings, Inc.

                                 DEBENTURE

January 16, 2001                                                $500,000.00


     Consoltex Holdings, Inc., a Delaware corporation (the "COMPANY"), hereby promises to pay to the order of AIP/CGI, Inc., a Delaware corporation and the sole stockholder of the Company ("HOLDER"), the principal amount of $500,000.00 together with interest thereon calculated from the date hereof in accordance with the provisions of this Debenture.

Capitalized terms used in this Debenture have the meanings given them in paragraphs 3 and 7 hereof.

     .    PAYMENT OF INTEREST.

          ()   GENERALLY.  Except as otherwise expressly provided in
paragraph 4(b) hereof, interest shall accrue at the rate of ten and one-half percent (10.5%) per annum (computed on the basis of a 365-day year and the actual number of days elapsed in any year) on the unpaid principal amount of this Debenture outstanding from time to time, or (if less) at the highest rate then permitted under applicable law. Subject to the provisions of paragraph 3 hereof, the Company shall pay to the holder of this Debenture all accrued interest on the last day of each March, June, September and December, beginning June 30, 2001 in accordance with the provisions of paragraph 1(b) hereof. Unless prohibited under applicable law, any accrued interest which is not paid on the date on which it is due and payable shall bear interest at the same rate at which interest is then accruing on the principal amount of this Debenture until such interest is paid (either in cash or by the issuance of PIK Debentures pursuant to paragraph 1(b) below). Any accrued interest which for any reason has not theretofore been paid, including, without limitation, by reason of the application of paragraph 3 hereof, shall be paid in full on the date on which the final principal payment on this Debenture is made. Interest shall accrue on any principal payment due under this Debenture until such time as payment therefor is actually delivered to the holder of this Debenture.

          ()   PIK DEBENTURES.  The Company shall, in lieu of the payment in whole or in part of interest in cash on this Debenture, pay interest on this Debenture through the issuance of additional Debentures ("PIK DEBENTURES"); PROVIDED that any interest paid by the issuance of PIK Debentures shall be calculated as accruing at the rate of ten and one-half percent (10.5%) per annum (computed on the basis of a 365-day year and the actual number of days elapsed) or (if less) at the highest rate then permitted under applicable law. Such PIK Debentures shall be in an aggregate principal amount equal to the amount of interest which has accrued with respect to this Debenture (less any cash interest payments), and such PIK Debentures shall be identical to the Debentures otherwise issued. Except as expressly provided herein, the term "Debentures" shall include all PIK Debentures that may be issued pursuant to this paragraph 1(b).

     .    PAYMENT OF PRINCIPAL ON DEBENTURE.

          ()   SCHEDULED PAYMENTS.  The Company shall pay the principal
amount of $500,000.00 (or such lesser principal amount then outstanding) to the holder of this Debenture on October 15, 2003, together with all accrued and unpaid interest on the principal amount being repaid.

          ()   PREPAYMENTS.

               ()   Subject to paragraph 2(b)(ii) below, the Company may,
at any time and from time to time without premium or penalty, prepay all or any portion (in whole number multiples of $10,000 only) of the outstanding principal amount of the Debentures; PROVIDED that such prepayment is not prohibited by the provisions of paragraph 3 hereof. In connection with each prepayment of principal hereunder, the Company shall also pay all accrued and unpaid interest on the principal amount of the Debentures being repaid.

               ()   The Company shall send written notice of its election
to make a prepayment on the Debentures to each holder of the Debentures at least five days prior to the date of prepayment. No earlier than ten days after the notice of prepayment, the Company shall deliver to each holder of the Debentures in person or by registered or certified mail, return receipt requested, a cashier's or certified check for the full amount which the Company intends to prepay on such holder's Debenture plus interest accrued on the outstanding principal amount of such holder's Debenture through the date of prepayment specified in the Company's notice.

               ()   If the notes issued pursuant to the Indenture are
satisfied in full prior to October 15, 2003, then the Company shall pay to the holders of the Debentures the full amount of interest then accrued on, and the full amount of principal of, the Debentures.

     .    SUBORDINATION.

          (a) ADDITIONAL DEFINITIONS. For purposes of this Section 3, the following terms shall have the following meanings:

     "CREDIT PARTY" means the Company and each other Borrower or Guarantor and each other party granting a security interest in Collateral (as defined in the Credit Agreement) to secure payment of the Senior Obligations, as each of such terms are defined in the Credit Agreement.

     "SENIOR CREDITORS" means the Agents (as defined in the Credit Agreement), the Lenders (as defined in the Credit Agreement), and all other future holders (or any one of them) of the Senior Obligations.

     "SENIOR LOAN DOCUMENTS" means (i) the Credit Agreement, together with the Loan Documents (as defined in the Credit Agreement) and all other documents, instruments and agreements related thereto, and any amendments, restatements, supplements or modifications of or with respect to any of the foregoing, and (ii) any other agreement, document or instrument executed by any borrower, guarantor in connection with the Senior Obligations, including without limitation pursuant to a refinancing, refunding or replacement of any of the Senior Obligations.

     "SENIOR OBLIGATIONS" means all debt or other obligations of any nature, whether now existing or hereafter arising, consisting of (i) all principal, interest (including any interest accruing after the commencement of any bankruptcy, insolvency, receivership or similar proceedings and any other interest that would have accrued but for the commencement of such proceedings, whether or not allowed), fees, reimbursement obligations arising in connection with letters of credit, indemnification obligations, costs and expenses payable by any or all of Credit Parties under any of the Senior Loan Documents, including without limitation all Obligations (as defined in the Credit Agreement) now and hereafter existing, and (ii) all indebtedness of any or all of the Credit Parties under any amendments, modification, renewals, extensions, restatements or loan documents evidencing refinancings, refundings or replacements of any of the foregoing.

     "STANDSTILL PERIOD" means the period of time from the date hereof to and including the 91st day following the Facility Termination Date (as defined in the Credit Agreement).

     "SUBORDINATED CREDITORS" means, collectively, any holder or owner from time to time of any interest in any of the Subordinated Obligations.

     "SUBORDINATED TRANSACTION DOCUMENTS" means, (i) the Debentures, (ii) any PIK Debentures issued pursuant to the Debentures, and (iii) all other documents entered into in connection therewith or herewith which relate to indebtedness or liabilities of the Company to all or any of the Subordinated Creditors, incurred thereunder and the other obligations evidenced thereby and any amendments, restatements, supplements or modifications of or with respect to any of the foregoing and permitted hereunder.

     "SUBORDINATED OBLIGATIONS" means the indebtedness, obligations and liabilities of the Company under the Subordinated Transaction Documents.

          (b) SUBORDINATION. The Subordinated Obligations are, and shall at all relevant times remain, subordinated to the Senior Obligations to the extent and in the manner herein provided. Except to the extent expressly permitted under paragraph 3(d) hereof and the receipt of PIK Debentures in accordance with the terms of paragraph 1(b) hereof in lieu of cash interest payments, the Subordinated Creditors will not at any time during the Standstill Period ask, demand, sue for, accept or exercise any remedy in respect of any security for, or take or receive from the Company or any other Credit Party (whether, without limitation, by demanding or receiving any scheduled payment, or mandatory or optional prepayment, of principal, interest, fees, expenses, reimbursements, indemnification obligations or other amounts owing thereby, exercising liens or rights of setoff, or by any other action or manner), the whole or any part of any amounts which may now or hereafter be owing by the Company or any successors or assigns of the Company including, without limitation, any receiver, trustee or debtor in possession (the term ACompany@ hereinafter shall include any such successors or assigns of the Company), to the Subordinated Creditors which now or hereafter constitute or otherwise were or will be incurred in connection with the Subordinated Obligations (whether such amounts represent principal or interest or other obligations which are due or not due, direct or indirect, absolute or contingent or obligations arising from the exercise of any redemption, put or similar right in respect of any Subordinated Obligations, or any warrants or any stock issued in connection with the exercise thereof), including, without limitation, the taking of any instruments evidencing such amounts nor any security for any of the foregoing (other than the delivery by the Company, and the receipt by the Subordinated Creditors, of the Subordinated Transaction Documents).

          (c) NO PAYMENT OR EXERCISE OF REMEDIES. The Subordinated Creditors will not at any time during the Standstill Period, including following any acceleration of the maturity of any amount owing on the Subordinated Obligations, take any action to enforce or collect amounts so owing against the Company or any security for any Subordinated Obligation or act as a petitioning creditor in any bankruptcy, insolvency, reorganization, receivership or similar proceeding (an "Insolvency Proceeding") filed against the Company or any other Credit Party.

          (d) PERMITTED RECEIPTS. Notwithstanding the foregoing, each Subordinated Creditor shall be entitled to receive and retain payment on the Debentures to the extent such payment consists solely of stock or obligations which are issued by the Company or any corporation succeeding to the Company or acquiring its property and assets, pursuant to reorganization proceedings or dissolution or liquidation proceedings or upon any merger, consolidation, sale, lease, transfer or other disposal, so long as such stock or obligations are subordinate and junior at least to the extent provided hereunder to the payment of Senior Indebtedness to the extent then outstanding and to the payment of any stock or obligations which are issued in exchange for Senior Indebtedness to the extent then outstanding.

          (e) NO LIENS. During the Standstill Period no Subordinated Creditor shall have a security interest or other rights in any assets or property of the Company or any other Credit Party as security for the Subordinated Obligations. If any Subordinated Creditor shall foreclose or realize on, or otherwise receive or come into possession of, any such assets or property in violation of the terms hereof, such Subordinated Creditor shall promptly deliver such assets or property, or the proceeds thereof, to the Senior Creditors (such assets or property, and proceeds thereof, being held in trust by such Subordinated Creditor for the benefit of the Senior Creditors until such delivery). The provisions of this paragraph 3(e) are effective irrespective of any event or circumstance pertaining to the time or order of acquisition, attachment or perfection of any security interest or lien of the Senior Creditors or the Subordinated Creditors in any assets, or the time or order of filing or recording of financing statements or any other document or instrument by the Senior Creditors or the Subordinated Creditors.

          (f) BANKRUPTCY DISTRIBUTIONS. In the event of any distribution, division or application, partial or complete, voluntary or involuntary, by operation of law or otherwise, of all or any part of the assets of the Company or the proceeds thereof to creditors of the Company upon any indebtedness of the Company, by reason of the liquidation, dissolution or other winding up of the Company or the Company's business, or, in the event of any Insolvency Proceeding, then and in any such event, any payment or distribution of any kind or character, either in cash, securities or other property but excluding property permitted to be retained by the Subordinated Creditors under paragraph 3(d), which shall be payable or deliverable to any Subordinated Creditor upon or with respect to any or all the Subordinated Obligations shall be paid or delivered directly to the Senior Creditors for application against the Senior Obligations, whether due or not due, in a manner which the Senior Creditors, in their sole discretion, shall determine, at all times during the Standstill Period, and the Senior Creditors or their representative is hereby irrevocably authorized and empowered to ask for, demand, sue for, collect, and receive and receipt for every such payment or distribution and give acquittance therefor.

          (g) RECEIPTS BY SUBORDINATED CREDITORS HELD IN TRUST. Except to the extent expressly permitted under paragraph 3(d) hereof and the receipt of PIK Debentures in accordance with the terms of paragraph 1(b) hereof in lieu of cash interest payments, should any payment or distribution of security or proceeds thereof be received by any Subordinated Creditor constituting or otherwise received with respect to the Subordinated Obligations during the Standstill Period, each Subordinated Creditor agrees forthwith to deliver the same to the Senior Creditors or their representative in precisely the form received (except for the endorsement or assignment of such Subordinated Creditor where the Senior Creditors or their representative, in its or their sole discretion, deems same to be necessary), for application against the Senior Obligations, whether due or not due, and until so delivered, the same shall be held in trust by such Subordinated Creditor as property of the Senior Creditors.

          (h) CONTINUITY OF SUBORDINATION. The provisions of this Section 3 shall continue and remain in full force and effect notwithstanding the occurrence at any time and from time to time of any modification of or affecting the Senior Obligations or the security therefor or the Credit Parties, without notice to the Subordinated Creditors, including by way of example and not by limitation: (i) the sale, assignment, refinancing, modification, amendment, rearrangement, postponement, extension, renewal, increase, restructuring, acceleration or demand for payment of the Senior Obligations in whole or in part and as often as the Senior Creditors may wish; (ii) the waiver, failure to enforce, surrender, impairment, modification or exchange of any of the Senior Creditors= rights under any of the Senior Loan Documents; (iii) the settlement, release (by operation of law or otherwise), compromise, collection or liquidation, in any manner, of any of the Senior Obligations; or (iv) the release of any Credit Party, or any of them, or any other endorser, guarantor or other person from any liability on any of the Senior Obligations, or release of any collateral for the Senior Obligations, all of which events the Senior Creditors may take, in their sole discretion, at any time and from time to time during the Standstill Period.

          .    EVENTS OF DEFAULT.

               ()   DEFINITION.  For purposes of this Debenture, an Event
of Default shall be deemed to have occurred if:

               () the Company fails to pay when due and payable (whether at maturity or otherwise) the full amount of interest then accrued on any Debenture or the full amount of any principal payment on any Debenture and such failure to pay is not cured within ten (10) days after the occurrence thereof;

               () the Company fails to perform or observe any other provision contained in the Debentures and such failure is not cured within ten (10) days after the occurrence hereof; PROVIDED that no Event of Default shall be deemed to have occurred under this subparagraph (ii) if the Company establishes (to the reasonable satisfaction of the holders of a majority of the principal amount of the Debentures then outstanding) that (A) the particular Event of Default has not been caused by knowing or purposeful conduct by the Company or any Subsidiary, (B) the Company has exercised, and continues to exercise, best efforts to expeditiously cure the Event of Default (if cure is possible), (C) the Event of Default is not material to the financial condition, operations, assets or business prospects of the Company and its Subsidiaries, taken as a whole and
     (D) the Event of Default is not material to any holder's investment in the Debentures;

               () the Company or any Subsidiary makes an assignment for the benefit of creditors or admits in writing its inability to pay its debts generally as they become due; or an order, judgment or decree is entered adjudicating the Company or any Subsidiary bankrupt or insolvent; or any order for relief with respect to the Company or any Subsidiary is entered under the Federal Bankruptcy Code; or the Company or any Subsidiary petitions or applies to any tribunal for the appointment of a custodian, trustee, receiver or liquidator of the Company or any Subsidiary, or of any substantial part of the assets of the Company or any Subsidiary, or commences any proceeding (other than a proceeding for the voluntary liquidation and dissolution of any Subsidiary) relating to the Company or any Subsidiary under any bankruptcy reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction; or any such petition or application is filed, or any such proceeding is commenced, against the Company or any Subsidiary and either (A) the Company or any such Subsidiary by any act indicates its approval thereof, consent thereto or acquiescence therein or (B) such petition, application or proceeding is not dismissed within 60 days; or

               () the Company or any Subsidiary defaults in the performance of any obligation under the Indenture or the Credit Agreement and any such default causes payments thereunder to become due prior to its stated maturity.

     The foregoing shall constitute Events of Default whatever the reason or cause for any such Event of Default and whether it is voluntary or involuntary or is effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body.

          ()   CONSEQUENCES OF EVENTS OF DEFAULT.

               ()   If an Event of Default of the type described in
paragraph 4(a)(iii) hereof has occurred, the aggregate principal amount of the Debentures (together with all accrued interest thereon and all other amounts due and payable with respect thereto) shall become immediately due and payable without any action on the part of the holders of the Debentures, and, subject to the provisions of paragraph 3(a) hereof, the Company shall immediately pay to the holders of the Debentures all amounts due and payable with respect to the Debentures.

               ()   If any Event of Default of the type described in
paragraphs 4(a)(i) or (ii) hereof has occurred and continued for 15 days or any other Event of Default (other than under paragraph 4(a)(iii) hereof) has occurred and is continuing, the holder or holders of Debentures representing a majority of the aggregate principal amount of Debentures then outstanding may declare all or any portion of the outstanding principal amount of the Debentures (together with all accrued interest thereon and all other amounts due and payable with respect thereto) to be immediately due and payable and may, subject to the provisions of paragraph 3 hereof, demand immediate payment of all or any portion of the outstanding principal amount of the Debentures (together with all such other amounts then due and payable) held by such holder or holders. The Company shall give prompt written notice of any such demand to the other holders of Debentures, each of which may, subject to the provisions of paragraph 3 hereof, demand immediate payment of all or any portion of such holder's Debenture. Subject to the provisions of paragraph 3 hereof, if any holder or holders of the Debentures demand immediate payment of all or any portion of the Debentures, the Company shall immediately pay to such holder or holders all amounts due and payable with respect to such Debentures.

               ()   Each holder of the Debentures shall also have any other
rights which such holder may have been afforded under any contract or agreement at any time and any other rights which such holder may have pursuant to applicable law.

               ()   The Company hereby waives diligence, presentment,
protest and demand and notice of protest and demand, dishonor and nonpayment of this Debenture, and expressly agrees that this Debenture, or any payment hereunder, may be extended from time to time, all without in any way affecting the liability of the Company hereunder.

     .    RANKING.  Notwithstanding anything to the contrary contained herein, as among Holder and the holders of the senior subordinated notes issued under the Indenture and that certain Convertible Debenture issued by the Company on September 29, 2000 to Les Gantiers Holding, B.V. (the "LES GANTIERS DEBENTURE"), the payment obligations of the Company hereunder shall be PARI PASSU with the payment obligations contained in the senior subordinated notes issued under the Indenture and the Les Gantiers Debenture.

     .    AMENDMENT AND WAIVER.  Except as otherwise expressly provided herein, the provisions of the Debentures may be amended and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, only if the Company has obtained the written consent of the holders of at least a majority of the outstanding principal amount of the Debentures; PROVIDED that no such action shall change (a) the rate at which or the manner in which interest accrues on the Debentures or the times at which such interest becomes payable, (b) any provision relating to the scheduled payments or prepayments of principal on the Debentures or (c) the Conversion Price of the Debentures or the number of shares or the class of stock into which the Debentures are convertible, without the written consent of the holders at least 66 2/3% of the outstanding principal amount of the Debentures.

     .    DEFINITIONS.  For purposes of the Debentures, the following capitalized terms have the following meaning.

     "COMMON STOCK" means, collectively the Company's common stock, par value $0.01 per share, and any capital stock of any class of the Company hereafter authorized which is not limited to a fixed sum or percentage of par or stated value in respect to the rights of the holders thereof to participate in dividends or in the distribution of assets upon any liquidation, dissolution or winding up of the Company.

     "CREDIT AGREEMENT" means the Second Amended and Restated Credit Agreement, dated as of November 7, 2000, as amended on December 29, 2000 and March 30, 2001, by and among Consoltex Holdings, Inc., Consoltex Inc., Consoltex Mexico, S.A. de C.V., Consoltex (USA) Inc., The Balson-Hercules Group Ltd., LINQ Industrial Fabrics, Inc., and Rafytek, S.A. de C.V. as borrowers, certain subsidiaries of the borrowers as guarantors, Bank of America, N.A., as U.S. Agent, National Bank of Canada, as Canadian Agent and the lenders party thereto, as amended, modified, supplemented, amended and restated, refinanced or replaced heretofore and from time to time hereafter.

     "INDENTURE" means collectively the Indenture, dated September 30, 1993, together with the Supplemental Indenture dated August 18, 1994, the Second Supplemental Indenture dated September 29, 2000, and the Third Supplemental Indenture dated April 12, 2001, among Consoltex Inc. (formerly Consoltex Group Inc.), Consoltex (USA) Inc., The Balson-Hercules Group Ltd., LINQ Industrial Fabrics, Inc., Rafytek, S.A. de C.V., Consoltex Mexico, S.A. de C.V. and U.S. Bank Trust National Association (formerly First Trust National Association), as Trustee, as amended from time to time.
     "PERSON" means an individual, a partnership, a corporation, a limited liability company, an association, a joint stock company, a trust, a joint venture, an unincorporated organization and a governmental entity or any department, agency or political subdivision thereof.

     "SUBSIDIARY" means, with respect to any Person, any corporation, limited liability company, partnership, association or other business entity of which (i) if a corporation, a majority of the total voting power of shares of stock entitled (without regard to the occurrence of any contingency) to vote in the election of directors, managers or trustees thereof is at the time owned or controlled, directly or indirectly, by that Person or one or more of the other Subsidiaries of that Person or a combination thereof, or (ii) if a limited liability company, partnership, association or other business entity, a majority of the partnership or other similar ownership interest thereof is at the time owned or controlled, directly or indirectly, by any Person or one or more Subsidiaries of that Person or a combination thereof. For purposes hereof, a Person or Persons shall be deemed to have a majority ownership interest in a limited liability company, partnership, association or other business entity if such Person or Persons shall be allocated a majority of limited liability company, partnership, association or other business entity gains or losses or shall be or control any managing director or general partner of such limited liability company, partnership, association or other business entity.

     .    CANCELLATION.  After all principal and accrued interest at any time owed on this Debenture has been paid in full, this Debenture shall be surrendered to the Company for cancellation and shall not be reissued.

     .    PAYMENTS.  Unless otherwise expressly provided herein, all payments to be made to the holders of the Debentures shall be made in the lawful money of the United States of America in immediately available funds.

     .    PLACE OF PAYMENT.  Payments of principal and interest shall be delivered to Holder at the following address:

                    AIP/CGI, Inc.
                    j American Industrial Partners
                    551 Fifth Avenue, Suite 3800
                    New York, NY  10176
                    Attn:  Mr. Theodore C. Rogers

or to such other address or to the attention of such other person as specified by prior written notice to the Company.

     .    BUSINESS DAYS.  If any payment is due, or any time period for giving notice or taking action expires, on a day which is a Saturday, Sunday or legal holiday in the State of New York, the payment shall be due and payable on, and the time period shall automatically be extended to, the next business day immediately following such Saturday, Sunday or legal holiday, and interest shall continue to accrue at the required rate hereunder until any such payment is made.
     .    USURY LAWS.  It is the intention of the Company and the holder of this Debenture to conform strictly to all applicable usury laws now or hereafter in force, and any interest payable under this Debenture shall be subject to reduction to the amount not in excess of the maximum legal amount allowed under the applicable usury laws as now or hereafter construed by the courts having jurisdiction over such matters. If the maturity of this Debenture is accelerated by reason of an election by the holder hereof resulting from an Event of Default, voluntary prepayment by the Company or otherwise, then earned interest may never include more than the maximum amount permitted by law, computed from the date hereof until payment, and any interest in excess of the maximum amount permitted by law shall be canceled automatically and, if theretofore paid, shall at the option of the holder hereof either be rebated to the Company or credited on the principal amount of this Debenture, or if this Debenture has been paid, then the excess shall be rebated to the Company. The aggregate of all interest (whether designated as interest, service charges, points or otherwise) contracted for, chargeable, or receivable under this Debenture shall under no circumstances exceed the maximum legal rate upon the unpaid principal balance of this Debenture remaining unpaid from time to time. If such interest does exceed the maximum legal rate, it shall be deemed a mistake and such excess shall be canceled automatically and, if theretofore paid, rebated to the Company or credited on the principal amount of this Debenture, or if this Debenture has been repaid, then such excess shall be rebated to the Company.

     .    CERTAIN RIGHTS.  So long as the Debenture is outstanding and
Holder is the holder of a majority of the outstanding voting securities of the Company, Holder shall cause one (1) representative designated by the holders of a majority in aggregate principal amount of the outstanding Debentures to be appointed and maintained as member of the board of directors of the Company.

IN WITNESS WHEREOF, the Company has executed and delivered this Debenture on date first written above.

                              CONSOLTEX HOLDINGS, INC.



                              By:  /S/ALEX DI PALMA
                                 Name: Alex Di Palma
                                 Title: V.P. Taxation

                                                               EXHIBIT 4.17
                                                          EXECUTION VERSION

THE SECURITY REPRESENTED BY THIS INSTRUMENT WAS ORIGINALLY ISSUED AS OF JANUARY 26, 2001 AND HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED.


                         Consoltex Holdings, Inc.

                                 DEBENTURE

January 26, 2001                                              $1,000,000.00


     Consoltex Holdings, Inc., a Delaware corporation (the "COMPANY"), hereby promises to pay to the order of AIP/CGI, Inc., a Delaware corporation and the sole stockholder of the Company ("HOLDER"), the principal amount of $1,000,000.00 together with interest thereon calculated from the date hereof in accordance with the provisions of this Debenture.

Capitalized terms used in this Debenture have the meanings given them in paragraphs 3 and 7 hereof.

     .    PAYMENT OF INTEREST.

          ()   GENERALLY.  Except as otherwise expressly provided in
paragraph 4(b) hereof, interest shall accrue at the rate of ten and one-half percent (10.5%) per annum (computed on the basis of a 365-day year and the actual number of days elapsed in any year) on the unpaid principal amount of this Debenture outstanding from time to time, or (if less) at the highest rate then permitted under applicable law. Subject to the provisions of paragraph 3 hereof, the Company shall pay to the holder of this Debenture all accrued interest on the last day of each March, June, September and December, beginning June 30, 2001 in accordance with the provisions of paragraph 1(b) hereof. Unless prohibited under applicable law, any accrued interest which is not paid on the date on which it is due and payable shall bear interest at the same rate at which interest is then accruing on the principal amount of this Debenture until such interest is paid (either in cash or by the issuance of PIK Debentures pursuant to paragraph 1(b) below). Any accrued interest which for any reason has not theretofore been paid, including, without limitation, by reason of the application of paragraph 3 hereof, shall be paid in full on the date on which the final principal payment on this Debenture is made. Interest shall accrue on any principal payment due under this Debenture until such time as payment therefor is actually delivered to the holder of this Debenture.

          ()   PIK DEBENTURES.  The Company shall, in lieu of the payment in whole or in part of interest in cash on this Debenture, pay interest on this Debenture through the issuance of additional Debentures ("PIK DEBENTURES"); PROVIDED that any interest paid by the issuance of PIK Debentures shall be calculated as accruing at the rate of ten and one-half percent (10.5%) per annum (computed on the basis of a 365-day year and the actual number of days elapsed) or (if less) at the highest rate then permitted under applicable law. Such PIK Debentures shall be in an aggregate principal amount equal to the amount of interest which has accrued with respect to this Debenture (less any cash interest payments), and such PIK Debentures shall be identical to the Debentures otherwise issued. Except as expressly provided herein, the term "Debentures" shall include all PIK Debentures that may be issued pursuant to this paragraph 1(b).

     .    PAYMENT OF PRINCIPAL ON DEBENTURE.

          ()   SCHEDULED PAYMENTS.  The Company shall pay the principal
amount of $1,000,000.00 (or such lesser principal amount then outstanding) to the holder of this Debenture on October 15, 2003, together with all accrued and unpaid interest on the principal amount being repaid.

          ()   PREPAYMENTS.

               ()   Subject to paragraph 2(b)(ii) below, the Company may,
at any time and from time to time without premium or penalty, prepay all or any portion (in whole number multiples of $10,000 only) of the outstanding principal amount of the Debentures; PROVIDED that such prepayment is not prohibited by the provisions of paragraph 3 hereof. In connection with each prepayment of principal hereunder, the Company shall also pay all accrued and unpaid interest on the principal amount of the Debentures being repaid.

               ()   The Company shall send written notice of its election
to make a prepayment on the Debentures to each holder of the Debentures at least five days prior to the date of prepayment. No earlier than ten days after the notice of prepayment, the Company shall deliver to each holder of the Debentures in person or by registered or certified mail, return receipt requested, a cashier's or certified check for the full amount which the Company intends to prepay on such holder's Debenture plus interest accrued on the outstanding principal amount of such holder's Debenture through the date of prepayment specified in the Company's notice.

               ()   If the notes issued pursuant to the Indenture are
satisfied in full prior to October 15, 2003, then the Company shall pay to the holders of the Debentures the full amount of interest then accrued on, and the full amount of principal of, the Debentures.

     .    SUBORDINATION.

          (a) ADDITIONAL DEFINITIONS. For purposes of this Section 3, the following terms shall have the following meanings:

     "CREDIT PARTY" means the Company and each other Borrower or Guarantor and each other party granting a security interest in Collateral (as defined in the Credit Agreement) to secure payment of the Senior Obligations, as each of such terms are defined in the Credit Agreement.

     "SENIOR CREDITORS" means the Agents (as defined in the Credit Agreement), the Lenders (as defined in the Credit Agreement), and all other future holders (or any one of them) of the Senior Obligations.

     "SENIOR LOAN DOCUMENTS" means (i) the Credit Agreement, together with the Loan Documents (as defined in the Credit Agreement) and all other documents, instruments and agreements related thereto, and any amendments, restatements, supplements or modifications of or with respect to any of the foregoing, and (ii) any other agreement, document or instrument executed by any borrower, guarantor in connection with the Senior Obligations, including without limitation pursuant to a refinancing, refunding or replacement of any of the Senior Obligations.

     "SENIOR OBLIGATIONS" means all debt or other obligations of any nature, whether now existing or hereafter arising, consisting of (i) all principal, interest (including any interest accruing after the commencement of any bankruptcy, insolvency, receivership or similar proceedings and any other interest that would have accrued but for the commencement of such proceedings, whether or not allowed), fees, reimbursement obligations arising in connection with letters of credit, indemnification obligations, costs and expenses payable by any or all of Credit Parties under any of the Senior Loan Documents, including without limitation all Obligations (as defined in the Credit Agreement) now and hereafter existing, and (ii) all indebtedness of any or all of the Credit Parties under any amendments, modification, renewals, extensions, restatements or loan documents evidencing refinancings, refundings or replacements of any of the foregoing.

     "STANDSTILL PERIOD" means the period of time from the date hereof to and including the 91st day following the Facility Termination Date (as defined in the Credit Agreement).

     "SUBORDINATED CREDITORS" means, collectively, any holder or owner from time to time of any interest in any of the Subordinated Obligations.

     "SUBORDINATED TRANSACTION DOCUMENTS" means, (i) the Debentures, (ii) any PIK Debentures issued pursuant to the Debentures, and (iii) all other documents entered into in connection therewith or herewith which relate to indebtedness or liabilities of the Company to all or any of the Subordinated Creditors, incurred thereunder and the other obligations evidenced thereby and any amendments, restatements, supplements or modifications of or with respect to any of the foregoing and permitted hereunder.

     "SUBORDINATED OBLIGATIONS" means the indebtedness, obligations and liabilities of the Company under the Subordinated Transaction Documents.

          (b) SUBORDINATION. The Subordinated Obligations are, and shall at all relevant times remain, subordinated to the Senior Obligations to the extent and in the manner herein provided. Except to the extent expressly permitted under paragraph 3(d) hereof and the receipt of PIK Debentures in accordance with the terms of paragraph 1(b) hereof in lieu of cash interest payments, the Subordinated Creditors will not at any time during the Standstill Period ask, demand, sue for, accept or exercise any remedy in respect of any security for, or take or receive from the Company or any other Credit Party (whether, without limitation, by demanding or receiving any scheduled payment, or mandatory or optional prepayment, of principal, interest, fees, expenses, reimbursements, indemnification obligations or other amounts owing thereby, exercising liens or rights of setoff, or by any other action or manner), the whole or any part of any amounts which may now or hereafter be owing by the Company or any successors or assigns of the Company including, without limitation, any receiver, trustee or debtor in possession (the term "Company" hereinafter shall include any such successors or assigns of the Company), to the Subordinated Creditors which now or hereafter constitute or otherwise were or will be incurred in connection with the Subordinated Obligations (whether such amounts represent principal or interest or other obligations which are due or not due, direct or indirect, absolute or contingent or obligations arising from the exercise of any redemption, put or similar right in respect of any Subordinated Obligations, or any warrants or any stock issued in connection with the exercise thereof), including, without limitation, the taking of any instruments evidencing such amounts nor any security for any of the foregoing (other than the delivery by the Company, and the receipt by the Subordinated Creditors, of the Subordinated Transaction Documents).

          (c) NO PAYMENT OR EXERCISE OF REMEDIES. The Subordinated Creditors will not at any time during the Standstill Period, including following any acceleration of the maturity of any amount owing on the Subordinated Obligations, take any action to enforce or collect amounts so owing against the Company or any security for any Subordinated Obligation or act as a petitioning creditor in any bankruptcy, insolvency, reorganization, receivership or similar proceeding (an "Insolvency Proceeding") filed against the Company or any other Credit Party.

          (d) PERMITTED RECEIPTS. Notwithstanding the foregoing, each Subordinated Creditor shall be entitled to receive and retain payment on the Debentures to the extent such payment consists solely of stock or obligations which are issued by the Company or any corporation succeeding to the Company or acquiring its property and assets, pursuant to reorganization proceedings or dissolution or liquidation proceedings or upon any merger, consolidation, sale, lease, transfer or other disposal, so long as such stock or obligations are subordinate and junior at least to the extent provided hereunder to the payment of Senior Indebtedness to the extent then outstanding and to the payment of any stock or obligations which are issued in exchange for Senior Indebtedness to the extent then outstanding.

          (e) NO LIENS. During the Standstill Period no Subordinated Creditor shall have a security interest or other rights in any assets or property of the Company or any other Credit Party as security for the Subordinated Obligations. If any Subordinated Creditor shall foreclose or realize on, or otherwise receive or come into possession of, any such assets or property in violation of the terms hereof, such Subordinated Creditor shall promptly deliver such assets or property, or the proceeds thereof, to the Senior Creditors (such assets or property, and proceeds thereof, being held in trust by such Subordinated Creditor for the benefit of the Senior Creditors until such delivery). The provisions of this paragraph 3(e) are effective irrespective of any event or circumstance pertaining to the time or order of acquisition, attachment or perfection of any security interest or lien of the Senior Creditors or the Subordinated Creditors in any assets, or the time or order of filing or recording of financing statements or any other document or instrument by the Senior Creditors or the Subordinated Creditors.

          (f) BANKRUPTCY DISTRIBUTIONS. In the event of any distribution, division or application, partial or complete, voluntary or involuntary, by operation of law or otherwise, of all or any part of the assets of the Company or the proceeds thereof to creditors of the Company upon any indebtedness of the Company, by reason of the liquidation, dissolution or other winding up of the Company or the Company's business, or, in the event of any Insolvency Proceeding, then and in any such event, any payment or distribution of any kind or character, either in cash, securities or other property but excluding property permitted to be retained by the Subordinated Creditors under paragraph 3(d), which shall be payable or deliverable to any Subordinated Creditor upon or with respect to any or all the Subordinated Obligations shall be paid or delivered directly to the Senior Creditors for application against the Senior Obligations, whether due or not due, in a manner which the Senior Creditors, in their sole discretion, shall determine, at all times during the Standstill Period, and the Senior Creditors or their representative is hereby irrevocably authorized and empowered to ask for, demand, sue for, collect, and receive and receipt for every such payment or distribution and give acquittance therefor.

          (g) RECEIPTS BY SUBORDINATED CREDITORS HELD IN TRUST. Except to the extent expressly permitted under paragraph 3(d) hereof and the receipt of PIK Debentures in accordance with the terms of paragraph 1(b) hereof in lieu of cash interest payments, should any payment or distribution of security or proceeds thereof be received by any Subordinated Creditor constituting or otherwise received with respect to the Subordinated Obligations during the Standstill Period, each Subordinated Creditor agrees forthwith to deliver the same to the Senior Creditors or their representative in precisely the form received (except for the endorsement or assignment of such Subordinated Creditor where the Senior Creditors or their representative, in its or their sole discretion, deems same to be necessary), for application against the Senior Obligations, whether due or not due, and until so delivered, the same shall be held in trust by such Subordinated Creditor as property of the Senior Creditors.

          (h) CONTINUITY OF SUBORDINATION. The provisions of this Section 3 shall continue and remain in full force and effect notwithstanding the occurrence at any time and from time to time of any modification of or affecting the Senior Obligations or the security therefor or the Credit Parties, without notice to the Subordinated Creditors, including by way of example and not by limitation: (i) the sale, assignment, refinancing, modification, amendment, rearrangement, postponement, extension, renewal, increase, restructuring, acceleration or demand for payment of the Senior Obligations in whole or in part and as often as the Senior Creditors may wish; (ii) the waiver, failure to enforce, surrender, impairment, modification or exchange of any of the Senior Creditors' rights under any of the Senior Loan Documents; (iii) the settlement, release (by operation of law or otherwise), compromise, collection or liquidation, in any manner, of any of the Senior Obligations; or (iv) the release of any Credit Party, or any of them, or any other endorser, guarantor or other person from any liability on any of the Senior Obligations, or release of any collateral for the Senior Obligations, all of which events the Senior Creditors may take, in their sole discretion, at any time and from time to time during the Standstill Period.

          .    EVENTS OF DEFAULT.

               ()   DEFINITION.  For purposes of this Debenture, an Event
of Default shall be deemed to have occurred if:

               () the Company fails to pay when due and payable (whether at maturity or otherwise) the full amount of interest then accrued on any Debenture or the full amount of any principal payment on any Debenture and such failure to pay is not cured within ten (10) days after the occurrence thereof;

               () the Company fails to perform or observe any other provision contained in the Debentures and such failure is not cured within ten (10) days after the occurrence hereof; PROVIDED that no Event of Default shall be deemed to have occurred under this subparagraph (ii) if the Company establishes (to the reasonable satisfaction of the holders of a majority of the principal amount of the Debentures then outstanding) that (A) the particular Event of Default has not been caused by knowing or purposeful conduct by the Company or any Subsidiary, (B) the Company has exercised, and continues to exercise, best efforts to expeditiously cure the Event of Default (if cure is possible), (C) the Event of Default is not material to the financial condition, operations, assets or business prospects of the Company and its Subsidiaries, taken as a whole and
     (D) the Event of Default is not material to any holder's investment in the Debentures;

               () the Company or any Subsidiary makes an assignment for the benefit of creditors or admits in writing its inability to pay its debts generally as they become due; or an order, judgment or decree is entered adjudicating the Company or any Subsidiary bankrupt or insolvent; or any order for relief with respect to the Company or any Subsidiary is entered under the Federal Bankruptcy Code; or the Company or any Subsidiary petitions or applies to any tribunal for the appointment of a custodian, trustee, receiver or liquidator of the Company or any Subsidiary, or of any substantial part of the assets of the Company or any Subsidiary, or commences any proceeding (other than a proceeding for the voluntary liquidation and dissolution of any Subsidiary) relating to the Company or any Subsidiary under any bankruptcy reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction; or any such petition or application is filed, or any such proceeding is commenced, against the Company or any Subsidiary and either (A) the Company or any such Subsidiary by any act indicates its approval thereof, consent thereto or acquiescence therein or (B) such petition, application or proceeding is not dismissed within 60 days; or

               () the Company or any Subsidiary defaults in the performance of any obligation under the Indenture or the Credit Agreement and any such default causes payments thereunder to become due prior to its stated maturity.

     The foregoing shall constitute Events of Default whatever the reason or cause for any such Event of Default and whether it is voluntary or involuntary or is effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body.

          ()   CONSEQUENCES OF EVENTS OF DEFAULT.

               ()   If an Event of Default of the type described in
paragraph 4(a)(iii) hereof has occurred, the aggregate principal amount of the Debentures (together with all accrued interest thereon and all other amounts due and payable with respect thereto) shall become immediately due and payable without any action on the part of the holders of the Debentures, and, subject to the provisions of paragraph 3(a) hereof, the Company shall immediately pay to the holders of the Debentures all amounts due and payable with respect to the Debentures.

               ()   If any Event of Default of the type described in
paragraphs 4(a)(i) or (ii) hereof has occurred and continued for 15 days or any other Event of Default (other than under paragraph 4(a)(iii) hereof) has occurred and is continuing, the holder or holders of Debentures representing a majority of the aggregate principal amount of Debentures then outstanding may declare all or any portion of the outstanding principal amount of the Debentures (together with all accrued interest thereon and all other amounts due and payable with respect thereto) to be immediately due and payable and may, subject to the provisions of paragraph 3 hereof, demand immediate payment of all or any portion of the outstanding principal amount of the Debentures (together with all such other amounts then due and payable) held by such holder or holders. The Company shall give prompt written notice of any such demand to the other holders of Debentures, each of which may, subject to the provisions of paragraph 3 hereof, demand immediate payment of all or any portion of such holder's Debenture. Subject to the provisions of paragraph 3 hereof, if any holder or holders of the Debentures demand immediate payment of all or any portion of the Debentures, the Company shall immediately pay to such holder or holders all amounts due and payable with respect to such Debentures.

               ()   Each holder of the Debentures shall also have any other
rights which such holder may have been afforded under any contract or agreement at any time and any other rights which such holder may have pursuant to applicable law.

               ()   The Company hereby waives diligence, presentment,
protest and demand and notice of protest and demand, dishonor and nonpayment of this Debenture, and expressly agrees that this Debenture, or any payment hereunder, may be extended from time to time, all without in any way affecting the liability of the Company hereunder.

     .    RANKING.  Notwithstanding anything to the contrary contained herein, as among Holder and the holders of the senior subordinated notes issued under the Indenture and that certain Convertible Debenture issued by the Company on September 29, 2000 to Les Gantiers Holding, B.V. (the "LES GANTIERS DEBENTURE"), the payment obligations of the Company hereunder shall be PARI PASSU with the payment obligations contained in the senior subordinated notes issued under the Indenture and the Les Gantiers Debenture.

     .    AMENDMENT AND WAIVER.  Except as otherwise expressly provided herein, the provisions of the Debentures may be amended and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, only if the Company has obtained the written consent of the holders of at least a majority of the outstanding principal amount of the Debentures; PROVIDED that no such action shall change (a) the rate at which or the manner in which interest accrues on the Debentures or the times at which such interest becomes payable, (b) any provision relating to the scheduled payments or prepayments of principal on the Debentures or (c) the Conversion Price of the Debentures or the number of shares or the class of stock into which the Debentures are convertible, without the written consent of the holders at least 66 2/3% of the outstanding principal amount of the Debentures.

     .    DEFINITIONS.  For purposes of the Debentures, the following capitalized terms have the following meaning.

     "COMMON STOCK" means, collectively the Company's common stock, par value $0.01 per share, and any capital stock of any class of the Company hereafter authorized which is not limited to a fixed sum or percentage of par or stated value in respect to the rights of the holders thereof to participate in dividends or in the distribution of assets upon any liquidation, dissolution or winding up of the Company.

     "CREDIT AGREEMENT" means the Second Amended and Restated Credit Agreement, dated as of November 7, 2000, as amended on December 29, 2000 and March 30, 2001, by and among Consoltex Holdings, Inc., Consoltex Inc., Consoltex Mexico, S.A. de C.V., Consoltex (USA) Inc., The Balson-Hercules Group Ltd., LINQ Industrial Fabrics, Inc., and Rafytek, S.A. de C.V. as borrowers, certain subsidiaries of the borrowers as guarantors, Bank of America, N.A., as U.S. Agent, National Bank of Canada, as Canadian Agent and the lenders party thereto, as amended, modified, supplemented, amended and restated, refinanced or replaced heretofore and from time to time hereafter.

     "INDENTURE" means collectively the Indenture, dated September 30, 1993, together with the Supplemental Indenture dated August 18, 1994, the Second Supplemental Indenture dated September 29, 2000, and the Third Supplemental Indenture dated April 12, 2001, among Consoltex Inc. (formerly Consoltex Group Inc.), Consoltex (USA) Inc., The Balson-Hercules Group Ltd., LINQ Industrial Fabrics, Inc., Rafytek, S.A. de C.V., Consoltex Mexico, S.A. de C.V. and U.S. Bank Trust National Association (formerly First Trust National Association), as Trustee, as amended from time to time.
     "PERSON" means an individual, a partnership, a corporation, a limited liability company, an association, a joint stock company, a trust, a joint venture, an unincorporated organization and a governmental entity or any department, agency or political subdivision thereof.

     "SUBSIDIARY" means, with respect to any Person, any corporation, limited liability company, partnership, association or other business entity of which (i) if a corporation, a majority of the total voting power of shares of stock entitled (without regard to the occurrence of any contingency) to vote in the election of directors, managers or trustees thereof is at the time owned or controlled, directly or indirectly, by that Person or one or more of the other Subsidiaries of that Person or a combination thereof, or (ii) if a limited liability company, partnership, association or other business entity, a majority of the partnership or other similar ownership interest thereof is at the time owned or controlled, directly or indirectly, by any Person or one or more Subsidiaries of that Person or a combination thereof. For purposes hereof, a Person or Persons shall be deemed to have a majority ownership interest in a limited liability company, partnership, association or other business entity if such Person or Persons shall be allocated a majority of limited liability company, partnership, association or other business entity gains or losses or shall be or control any managing director or general partner of such limited liability company, partnership, association or other business entity.

     .    CANCELLATION.  After all principal and accrued interest at any time owed on this Debenture has been paid in full, this Debenture shall be surrendered to the Company for cancellation and shall not be reissued.

     .    PAYMENTS.  Unless otherwise expressly provided herein, all payments to be made to the holders of the Debentures shall be made in the lawful money of the United States of America in immediately available funds.

     .    PLACE OF PAYMENT.  Payments of principal and interest shall be delivered to Holder at the following address:

                    AIP/CGI, Inc.
                    j American Industrial Partners
                    551 Fifth Avenue, Suite 3800
                    New York, NY  10176
                    Attn:  Mr. Theodore C. Rogers

or to such other address or to the attention of such other person as specified by prior written notice to the Company.

     .    BUSINESS DAYS.  If any payment is due, or any time period for giving notice or taking action expires, on a day which is a Saturday, Sunday or legal holiday in the State of New York, the payment shall be due and payable on, and the time period shall automatically be extended to, the next business day immediately following such Saturday, Sunday or legal holiday, and interest shall continue to accrue at the required rate hereunder until any such payment is made.
     .    USURY LAWS.  It is the intention of the Company and the holder of this Debenture to conform strictly to all applicable usury laws now or hereafter in force, and any interest payable under this Debenture shall be subject to reduction to the amount not in excess of the maximum legal amount allowed under the applicable usury laws as now or hereafter construed by the courts having jurisdiction over such matters. If the maturity of this Debenture is accelerated by reason of an election by the holder hereof resulting from an Event of Default, voluntary prepayment by the Company or otherwise, then earned interest may never include more than the maximum amount permitted by law, computed from the date hereof until payment, and any interest in excess of the maximum amount permitted by law shall be canceled automatically and, if theretofore paid, shall at the option of the holder hereof either be rebated to the Company or credited on the principal amount of this Debenture, or if this Debenture has been paid, then the excess shall be rebated to the Company. The aggregate of all interest (whether designated as interest, service charges, points or otherwise) contracted for, chargeable, or receivable under this Debenture shall under no circumstances exceed the maximum legal rate upon the unpaid principal balance of this Debenture remaining unpaid from time to time. If such interest does exceed the maximum legal rate, it shall be deemed a mistake and such excess shall be canceled automatically and, if theretofore paid, rebated to the Company or credited on the principal amount of this Debenture, or if this Debenture has been repaid, then such excess shall be rebated to the Company.

     .    CERTAIN RIGHTS.  So long as the Debenture is outstanding and
Holder is the holder of a majority of the outstanding voting securities of the Company, Holder shall cause one (1) representative designated by the holders of a majority in aggregate principal amount of the outstanding Debentures to be appointed and maintained as member of the board of directors of the Company.

IN WITNESS WHEREOF, the Company has executed and delivered this Debenture on date first written above.

                              CONSOLTEX HOLDINGS, INC.



                              By:  /S/ALEX DI PALMA
                                 Name: Alex Di Palma
                                 Title: V.P. Taxation




30