Form 10-Q
period 2001-06-30
CONSOLTEX INC/ CA
filed 2001-08-14
CIK 919008

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

__X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

                                    OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File No. 33-75176

                              CONSOLTEX INC.
          (Exact Name of Registrant as Specified in its Charter)


     NEW BRUNSWICK                                 52-1725179
(State of other jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                   Identification No.)

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

As of August 9, 2001, the Registrant had only one outstanding class of common stock, of which there were 83,370,268 - 3/4 shares outstanding.

                              CONSOLTEX INC.

                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION:
   ITEM 1. Financial Statements (Unaudited)

   Interim Consolidated Balance Sheets - June 30, 2001 and December 31, 2000

   Interim Consolidated Statements of Operations and Comprehensive Income -
     Quarters and six months ended June 30, 2001 and 2000

   Interim Consolidated Statements of Cash Flows - Quarters and six months ended June 30, 2001 and 2000

   Segment Disclosures

   Notes to Interim Consolidated Financial Statements

   ITEM 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION:

   ITEM 6. Exhibits and Reports on Form 8-K

SIGNATURE PAGE


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                         CONSOLTEX HOLDINGS, INC.
                    INTERIM CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)


(in thousands of U.S. dollars)                        JUNE 30, 2001   December 31, 2001
---------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                $    552       $  1,252
  Accounts receivable and prepaid expenses, net of
    allowance for doubtful
 Accounts of $5,464 (2000 - $6,369)                          46,217         48,110
 Inventories (Note 2)                                        58,204         66,456
 Other assets                                                 1,007          1,959
 Current portion of deferred income tax assets (Note 4)       1,622              -
---------------------------------------------------------------------------------------
                                                            107,602        117,777

Fixed assets                                                 94,617         99,257
Goodwill                                                    120,140        124,670
Other assets                                                  1,678          2,018
Deferred income tax assets (Note 4)                           3,349          1,625
---------------------------------------------------------------------------------------
Total assets                                               $327,386       $345,347
                                                           ============================

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
 Bank loans                                              $   49,288      $ 43,407
 Accounts payable and accrued liabilities                    47,367        57,433
 Income taxes payable                                         4,292         3,083
 Current portion of long-term debt                           54,000        57,500
 Current portion of other long-term liabilities               2,325         3,893
 Current portion of deferred income tax liabilities (Note 4)      -         1,050
--------------------------------------------------------------------------------------
                                                            157,272       166,366

Long-term debt (Note 3)                                     132,733       122,179
Other long-term liabilities                                   7,722         7,756

SHAREHOLDER'S EQUITY
  Common stock, par value $0.01 per share;
    1,000 shares authorized and issued                            1             1
  Contributed surplus (Note 3)                               86,912        85,336
  Deficit                                                   (53,997)      (34,857)
  Accumulated other comprehensive loss                       (3,257)       (1,434)
-------------------------------------------------------------------------------------
                                                             29,659        49,046
-------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                 $327,386      $345,347


See the accompanying notes to the interim consolidated financial statements.

                         CONSOLTEX HOLDINGS, INC.
  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                (UNAUDITED)



                                      CONSOLTEX                     CONSOLTEX
                                      HOLDINGS,      CONSOLTEX      HOLDINGS,    CONSOLTEX
                                        INC.           INC.         INC.            INC.
                                      --------------------------------------------------------

                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                            JUNE 30,                       JUNE 30,
(in thousands of U.S. dollars)           2001         2000              2001        2000
----------------------------------------------------------------------------------------------
                                                                                  Restated
                                                                                  (Note 5)

Sales                                  $72,417   $102,604           $151,890     $202,539
---------------------------------------------------------------------------------------------
Cost of sales                           63,905     80,937            130,350      157,722
Selling and administrative expenses      9,377     10,310             19,573       21,954
Foreign exchange (gain) loss            (4,047)     1,650               (288)       2,121
Depreciation and amortization            5,345      4,784             10,684        9,378
---------------------------------------------------------------------------------------------
                                        74,580     97,681            160,319      191,175
---------------------------------------------------------------------------------------------
(Loss) earnings from operations         (2,163)     4,923             (8,429)      11,364
Other expense                              389        827                781        1,169
---------------------------------------------------------------------------------------------
                                        (2,552)     4,096             (9,210)      10,195

Financing costs:
  Interest expense                       5,757      5,858             11,627       11,479
  Factor expenses                          342        523                916          892
  Amortization of deferred financing       639        607              1,282        1,169
   expenses
----------------------------------------------------------------------------------------------
                                         6,738      6,988             13,825       13,540
----------------------------------------------------------------------------------------------
Loss before income tax                  (9,290)    (2,892)           (23,035)      (3,345)
Income tax (recovery) expense (Note 4)  (3,033)       691             (3,895)         903
----------------------------------------------------------------------------------------------
Net loss                                (6,257)    (3,583)           (19,140)      (4,248)

Effect of changes in exchange rates
during the period on net investment
in subsidiaries having a functional       (845)    (1,207)            (1,823)        (588)
currency other than the U.S. dollar
-----------------------------------------------------------------------------------------------
Comprehensive loss                     $(7,102)   $(4,790)         $ (20,963)    $ (4,790)             (4,836)


















See the accompanying notes to the interim consolidated financial statements.

                         CONSOLTEX HOLDINGS, INC.
               INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)



                                      CONSOLTEX                    CONSOLTEX
                                      HOLDINGS,    CONSOLTEX      HOLDINGS, INC.   CONSOLTEX
                                      INC.         INC.                            INC.
                                    ----------------------------------------------------------

                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                    JUNE 30,
(in thousands of U.S. dollars)             2001       2000               2001      2000
----------------------------------------------------------------------------------------------
                                                                             Restated
                                                                              (Note 5)

Cash flows used in operating activities:
 Net loss                                 $(6,257)  $(3,583)         $(19,140)   $(4,248)
 Adjustments to reconcile net loss
   to net cash flows used
   in operating activities:
   Depreciation and amortization            5,345     4,784            10,684      9,378
   Amortization of deferred
    financing expenses                        639       607             1,282      1,169
   Foreign exchange (gain) loss           (4,810)       144            (1,532)       493
   Deferred income tax (recovery)         (3,270)       153            (4,351)      (682)
   Increase in long-term liabilities          142       177               239        383
   Other                                      249       426               451        426

Changes in -
 Accounts receivable and prepaid
   expenses                                 4,030      (755)            1,694    (10,399)
 Inventories                                6,528       374             7,913     (3,221)
Accounts payable and accrued liabilities  (13,182)   (2,921)           (8,281)     3,191
Income taxes payable                          448      (113)            1,245        691
--------------------------------------------------------------------------------------------
Cash flows used in operating activities   (10,138)     (707)           (9,796)    (2,819)

Cash flows used in investing
 activities :
  Purchase of fixed assets, net            (2,470)   (3,425)           (3,561)    (5,871)
  Proceeds on sale of fixed assets          1,871       850             1,871        850
---------------------------------------------------------------------------------------------
Cash flows used in investing activities      (599)   (2,575)           (1,690)    (5,021)


Cash flows (used in) from financing
 activities :
Increase in bank loans                     10,040    5,829              6,058     11,257
Proceeds from issuance of long-term debt    3,610        -             10,110          -
Payment of long-term debt                  (1,750)  (1,750)            (3,500)    (3,500)
Decrease in other long-term liabilities    (1,097)    (460)            (1,809)    (2,365)
Decrease (increase) in other assets           105       (2)               (73)        47
--------------------------------------------------------------------------------------------
Cash flows (used in) from financing
 activities                                10,908    3,617             10,786      5,439

Increase (decrease) in cash                   171      335               (700)    (2,401)
--------------------------------------------------------------------------------------------
Cash :
  At the beginning of the period              381      233              1,252      2,969
-------------------------------------------------------------------------------------------
  At the end of the period               $    552   $  568            $   552     $  568
                                         ==================================================







See the accompanying notes to the interim consolidated financial statements.

SEGMENT DISCLOSURES
(UNAUDITED)


The Company operates in the two reportable segments described below. Each reportable segment offers different products and services and requires different technology and marketing strategies. The following summary briefly describes the operations included in each of the Company's reportable segments:

TEXTILE OPERATIONS - Includes the manufacture and distribution of nylon, polyester and other synthetic-based fabrics and end products for home furnishings, industrial, apparel and recreational markets.

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



                               CONSOLTEX                 CONSOLTEX
                               HOLDINGS,   CONSOLTEX     HOLDINGS,   CONSOLTEX
                               INC.        INC.          INC.         INC.
                               -------------------------------------------------

                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                      JUNE 30,              JUNE 30,
(in thousands of U.S. dollars)        2001     2000       2001      2000
--------------------------------------------------------------------------------
                                                                   Restated
                                                                   (Note 5)

SALES :
Textile Operations                $ 38,493    $ 58,416    $ 84,692  $115,631
Polypropylene Operations            33,924      44,188      67,198    86,908
--------------------------------------------------------------------------------
Consolidated sales                 $72,417    $102,604    $151,890  $202,539
                                ================================================

EBITDA :
Textile Operations                $ (1,752)     $6,847      $ (828) $ 14,663
Polypropylene Operations             1,105       5,306       3,658     9,948
--------------------------------------------------------------------------------
Total for reportable segments         (647)     12,153       2,830    24,611
Corporate expenses                    (218)       (796)       (863)   (1,748)
--------------------------------------------------------------------------------
Consolidated EBITDA                   (865)     11,357       1,967    22,863

AIP management fee                    (389)       (401)       (781)     (743)
Other expense                            -        (426)          -      (426)
Foreign exchange gain (loss)         4,047      (1,650)        288    (2,121)
Depreciation and amortization       (5,345)     (4,784)    (10,684)   (9,378)
Financing costs                     (6,738)     (6,988)    (13,825)  (13,540)
Income tax recovery (expense)        3,033        (691)      3,895      (903)
--------------------------------------------------------------------------------
Consolidated net loss              $(6,257)   $ (3,583)    (19,140)   (4,248)
                                 ===============================================

(UNAUDITED)





                                                CONSOLTEX HOLDINGS, INC.

(in thousands of U.S. dollars)              JUNE 30, 2001  December 31, 2000
-----------------------------------------------------------------------------

SEGMENT ASSETS :
  Textile Operations                          $145,350         $159,669
  Polypropylene Operations                     179,007          182,606
-----------------------------------------------------------------------------
Total for reportable segments                  324,357          342,275
  Corporate                                      3,029            3,072
-----------------------------------------------------------------------------
Consolidated total assets                     $327,386         $345,347
                                    =========================================

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

SIGNIFICANT EVENTS SUBSEQUENT TO DECEMBER 31, 2000

2.   INVENTORIES

                                         CONSOLTEX HOLDINGS, INC.
                                      JUNE 30, 2001   December 31, 2000
------------------------------------------------------------------------

 Raw materials                            $21,560      $23,426
 Work in process                           14,740       22,085
 Finished goods                            29,960       30,535
 Spare parts                                3,532        3,562
------------------------------------------------------------------------
                                           69,792       79,608

 Less reserves:

 Raw materials                             (2,128)      (2,134)
 Work in process                           (2,151)      (2,336)
 Finished goods                            (7,080)      (8,585)
 Spare parts                                 (229)         (97)
 -----------------------------------------------------------------------
                                          (11,588)     (13,152)
----------------------------------------------------------------------
                                          $58,204      $66,456
                                         =============================

3. LONG-TERM DEBT AND SHAREHOLDER'S EQUITY

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

   The Notes were jointly issued by Consoltex Inc. and Consoltex (USA) Inc., and are registered under the U.S. Securities Act of 1933, as amended. The Notes are unsecured, however, they are guaranteed by the Company and Consoltex (USA) Inc.'s subsidiaries

   Also, during the first and second quarters of 2001, the Company issued $6,500 and $3,610, respectively, of 10.5% Debentures to AIP/CGI, Inc.
These debentures are subordinated to the bank senior credit facilities. Interest is payable quarterly through the issuance of additional Debentures starting June 30, 2001. As at June 30, 2001, the Company issued a total of $445 of these additional Debentures to AIP/CGI Inc. and LGH. All the debentures are payable on October 15, 2003, or sooner if certain conditions are fulfilled.


4. INCOME TAXES

   Income tax benefit for the quarter and six months ended June 30, 2001 was primarily comprised of deferred taxes. The provision for the quarter and six months ended June 30, 2000 was primarily comprised of alternative minimum taxes. A valuation allowance of approximately $1,200 and $2,600 was claimed against the losses for the quarter and six months ended June 30, 2001, respectively.

   In preparing the Canadian income tax returns in 2001 for the 2000 taxation year, the Company elected not to claim certain discretionary deductions, thereby reducing its loss carryforwards. This election resulted in the shift of deferred tax assets from long-term to short-term.

5. RESTATEMENT OF JUNE 2000 COMPARATIVE FIGURES

     As a result of the subsequent discovery of facts in 2001, the results for the six months ended June 30, 2000 were restated to decrease cost of sales by $1,573 and to decrease reported net loss by the same amount.

     Certain other comparative figures have been reclassified to conform with the presentation adopted in the current period.

6. IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET IMPLEMENTED

   In June 2001, FASB issued Statements No. 141 "BUSINESS COMBINATIONS" and No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS". Statement No. 141 outlines the financial accounting and reporting for business combinations. Under this standard, all business combinations are to be accounted for using one method, the purchase method. The Company is already in compliance with this Statement. Statement No. 142 outlines the financial accounting and reporting for acquired goodwill and other intangible assets and how they should be accounted for subsequent to their initial recognition. More specifically, it states that goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at
least annually for impairment.   The Company must adopt Statement No. 142
in fiscal 2002 and management is of the opinion that the impact of implementing this standard on the Company's consolidated balance sheets and consolidated statements of operations and comprehensive income will not have a material adverse impact.

ITEM 2. -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

   This discussion contains forward-looking statements, including statements concerning possible or assumed results of operations. It should be noted that the factors described below, in addition to those discussed elsewhere, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements. These factors include:

          (a) material adverse changes in economic conditions in the markets we serve;

          (b) future regulatory actions and conditions in our operating areas;

          (c) competition from others in the textile and packaging industry;

          (d) the integration of our operations with those of businesses we have acquired or may acquire in the future and the realization of the expected benefits; and

          (e) other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the Securities and Exchange Commission.

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

   The Company conducts its business in two principal operating segments, Polypropylene Operations and Textile Operations. Polypropylene Operations manufactures and distributes polypropylene-based fabrics and bags and end-products for industrial and agricultural markets. Textile Operations manufactures and distributes nylon, polyester and other synthetic-based fabrics for a wide variety of home furnishings, industrial, apparel and recreational markets.

   The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the quarters and six months ended June 30, 2001 and 2000.


RESULTS OF OPERATIONS

QUARTERS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

SALES

   Consolidated sales for the quarter and six months ended June 30, 2001 were $72.4 million and $151.9 million, respectively, a decrease of 29.4% and 25.0% compared to sales of $102.6 million and $202.5 million for the quarter and six months ended June 30, 2000, respectively. The decrease was mainly due to the Company's decision to concentrate on its core businesses and downsize certain non-core businesses which resulted in an overall decrease in sales in the non-core businesses which carried lower gross margins.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

SALES (Cont'd)

TEXTILE OPERATIONS

   Textile Operations sales decreased by 34.1% and 26.7%, from $58.4 million and $115.6 million for the quarter and six months ended June 30, 2000, respectively, to $38.5 million and $84.7 million for the quarter and six months ended June 30, 2001, respectively. This decrease in sales was primarily attributable to the Textile Operations' converting divisions in the United States. Specifically, the acetate linings and Seatex divisions, which carried lower gross margins, were considered as non-core businesses and accordingly, the overall size of these businesses was reduced. During the quarter, the Company disposed of the inventory in its non-core linings business for approximately its carrying value, after which the Company exited the linings business.

   The sales generated by the non-converting businesses, mainly the manufacturing facilities in Canada, remained virtually unchanged for the respective periods.

POLYPROPYLENE OPERATIONS

   Polypropylene Operations sales decreased by 23.2% and 22.7%, from $44.2 million and $86.9 million for the quarter and six months ended June 30, 2000, respectively, to $33.9 million and $67.2 million for the quarter and six months ended June 30, 2001, respectively. This decrease in sales is attributable to the decrease in sales to the U.S. postal service as well as the Company's decision to reduce manufacturing of certain products, specifically in the commodity Small Bags division, which were generating minimal gross margins. During the quarter, the Company disposed of its Santiago plant located in Mexico for its carrying value of $1.9 million.

EBITDA

   EBITDA was $(0.9) million and $2.0 million for the quarter and six months ended June 30, 2001, respectively, compared to $11.4 million and $22.9 million for the quarter and six months ended June 30, 2000, respectively. The Company's gross profits decreased significantly as gross profit margins decreased from 21.1% for the second quarter of 2000 to 11.8% for the second quarter of 2001 and from 22.1% for the six months ending June 30, 2000 to 14.2% for the six months ending June 30, 2001. The decrease in gross profit margins is primarily attributable to the planned disposition of some product lines of non-core businesses for both operations as well as a decrease in the Textile Operation's margins resulting from increased competition in the fashion and outerwear businesses. Included in the EBITDA for the quarter and six months ended June 30, 2001, is $(2.2) million and $(4.3) million, respectively, of EBITDA from non-core businesses which management is in the process of monitizing.

   Selling, general and administrative expenses, increased to 12.9% of sales for the quarter and six months ended June 30, 2001 from 10.0% and 10.8% of sales for the quarter and six months ended June 30, 2000, respectively. The increase was mainly due to certain fixed costs which are still being incurred with respect to non-core product lines and businesses.

TEXTILE OPERATIONS

   EBITDA in the Textile Operations decreased from $6.8 million and $14.7 million for the quarter and six months ended June 30, 2000, respectively, to $(1.7) million and $(0.8) million for the quarter and six months ended June 20, 2001, respectively. The Textile Operation's non-core businesses, which are currently being reviewed by management for sale or wind-down, accounted for $(2.4) million and $(4.7) million of EBITDA for the quarter and six months ended June 30, 2001, respectively. The remaining reduction was mainly due to lower profit margins of the Operation's fashion and outerwear divisions as well as higher than normal natural gas costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


POLYPROPYLENE OPERATIONS

   EBITDA in the Polypropylene Operations decreased from $5.3 million and $9.9 million for the quarter and six months ended June 30, 2000, respectively, to $1.1 million and $3.7 million for the quarter and six months ended June 30, 2001, respectively. The reduction was mainly attributable to the decrease in sales to the U.S. postal service as well as to the effect of closing one flat weaving plant in Mexico and reallocating production to the two remaining flat weaving plants.

FOREIGN EXCHANGE (GAIN) LOSS

   For the second quarter of 2001, the Company reported a $4.0 million foreign exchange gain resulting in a net foreign exchange gain of $0.3 million for the six months ended June 30, 2001, compared to a $1.6 million foreign exchange loss for the second quarter of 2000 and a foreign exchange loss of $2.1 million for the six months ended June 30, 2000. Most of the foreign exchange gains and losses for the quarter and six months ended June 30, 2001 related to the fluctuations of the Canadian dollar on net monetary assets denominated in U.S. dollars. The U.S. to Canadian dollar exchange rate as at June 30, 2001 was 1.5177 Canadian dollar to 1 U.S. dollar versus
1.5774 for Canadian dollar to 1 U.S. dollar at March 31, 2001 and 1.4995 for Canadian dollar to 1 U.S. dollar at December 31, 2000.

DEPRECIATION AND AMORTIZATION

   Depreciation and amortization increased to $5.3 million and $10.7 million for the quarter and six months ended June 30, 2001, respectively, from $4.8 million and $9.4 million for the quarter and six months ended June 30, 2000, respectively. The increase was due to higher amortization of goodwill since the results for the quarter and six months ended June 30, 2001 reflect amortization of the goodwill after the Change in Control, over a period of 15 years, compared to a period of 15 to 40 years, prior to the Change in Control for the quarter and six months ended June 30, 2000.

FINANCING COSTS

   Financing costs for the quarter ended June 30, 2001 decreased to $6.7 million from $7.0 million for the quarter ended June 30, 2000 and increased to $13.8 million for the six months ended June 30, 2001 from $13.5 million for the six months ended June 30, 2000. Financing costs consist of interest expense, including factor expense, and amortization of deferred financing costs. Financing costs for the quarter ended June 30, 2001 decreased by $0.3 million due primarily to a reduction in factor expense resulting from the reduction in U.S. based textile converting sales as well as a reduction in interest expense on bank debt due to the recent reductions in the prime and LIBOR lending rates.

INCOME TAX

   Income tax recovery changed from an expense of $0.7 million and $0.9 million for the quarter and six months ended June 30, 2000, respectively, to a recovery of $3.0 million and $3.9 million for the quarter and six months ended June 30, 2001, respectively. The difference between the effective tax rate for each of the quarters and the composite statutory U.S. federal rate of 35% was primarily attributable to non-deductible amortization of goodwill, non-deductible foreign exchange losses, alternative minimum taxes and certain losses incurred in the quarter for which a valuation allowance was taken.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's total outstanding debt at June 30, 2001 was $235.5 million compared to $221.8 million at December 31, 2000. The ratio of debt to total capital, comprised of debt plus shareholder's equity, including accumulated other comprehensive loss, was 88.8% at June 30, 2001 compared to 82% at December 31, 2000. The Company's debt to total capital ratio increased at June 30, 2001 due primarily to losses incurred for the six months ended June 30, 2001, thus reducing shareholder's equity.

   Operating lines of credit available from our Senior Bank Facility totaled $50.0 million on June 30, 2001 ($57.5 million on March 31, 2001), of which $4.8 million remained unused.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

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

CAPITAL EXPENDITURES

   The net additions to fixed assets amounted to $2.5 million and $3.6 million for the quarter and six months ended June 30, 2001, respectively, compared to $3.4 million and $5.9 million for the quarter and six months ended June 30, 2000, respectively. Capital expenditures in the Polypropylene Operations amounted to $2.5 million for the quarter and $3.3 million for the six months ended June 30, 2001 and were primarily to increase capacity and efficiency. Capital expenditures in the Textile Operations amounted to nil for the quarter and $0.3 million for the six months ended June 30, 2001 and were primarily to upgrade and extend the life of certain equipment

FINANCING ACTIVITIES

   At June 30, 2001, the outstanding balance on the senior bank term loans was $54.0 million. Term loan repayments for the quarter and the six months ended June 30, 2001 amounted to $1.75 million and $3.5 million, respectively. Also, during the first and second quarters of 2001, the Company issued $6.5 million and $3.6 million, respectively, of 10.5% Debentures to AIP/CGI, Inc., its parent.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

   Interest rate risk exposure relates primarily to the Company's debt portfolio which consists of working capital and term loans drawn under a bank credit facility and fixed rate senior subordinated notes. Borrowings under the bank credit facility are influenced by changes in short-term LIBOR interest rates.

   The following table provides information as of June 30, 2001 about the Company's market rate risk sensitive instruments. For borrowings under the bank credit facility and long-term debt, the table presents principal cash flows and weighted-average interest rates by fiscal year of maturity.


As at June 30, 2001

                                            EXPECTED MATURITY DATE
------------------------------------------------------------------------------------------
                                                                                FAIR VALUE
                                                                                AT JUNE
 ($ MILLIONS)                          2001   2002   2003   2004   2005  TOTAL  30, 2001
------------------------------------------------------------------------------------------
             Liabilities
           ---------------
Variable rate
-----------------------------------------------------------------------------------------
  Working capital loans               49.3      -     -      -      -   49.3        49.3
-----------------------------------------------------------------------------------------
  Average interest rate                7.0%     -     -      -      -      -          -
-----------------------------------------------------------------------------------------
  Term loans due within one year      54.0%     -     -      -      -   54.0        54.0
-----------------------------------------------------------------------------------------
  Average interest rate               7.25%     -     -      -      -      -           -
-----------------------------------------------------------------------------------------
Fixed rate
-----------------------------------------------------------------------------------------
 Series B 11% Senior
  Subordinated Notes                  -         -   120.0    -      -  120.0        89.2
-----------------------------------------------------------------------------------------
 Average interest rate                -         -   11.0%    -      -      -           -
-----------------------------------------------------------------------------------------

FOREIGN CURRENCY

   The Company has international operations, primarily in Canada, Mexico and Costa Rica. Changes in foreign exchange rates can impact the Company's financial position, results of operations and cash flow. The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transaction and commitment exposure. The net assets of the Company's foreign operations which are consolidated approximate 51.6% of total assets (Canada 38.0%; Mexico 13.0%;Costa Rica 0.6%) and 48.6% of total liabilities (Canada 38.6%; Mexico 9.9%; Costa Rica 0.1%) at June 30, 2001. The operations have the potential to impact the Company's financial position due to fluctuations in these local currencies arising from the process of remeasuring the local functional currency into the U.S. dollar. A 10% change in the respective currencies against the U.S. dollar could have changed shareholder's equity by approximately $2 million at June 30, 2001.

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

4.5* Third Supplemental Indenture dated April 12, 2001 among Consoltex
     Holdings, Inc., Consoltex Inc., Consoltex (USA) Inc., The Balson-
     Hercules Group Ltd., LINQ Industrial Fabrics, Inc., Rafytek, S.A. de
     C.V., Consoltex Mexico, S.A. de C.V. and U.S. Bank Trust National
     Association, as Trustee.

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

4.9**  Debenture Purchase Agreement dated September 29, 2000 between
       Consoltex Holdings, Inc. and Les Gantiers Holding B.V.

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

4.13*  Contribution Agreement dated September 29, 2000 between Consoltex
       Holdings, Inc. and American Industrial Partners Capital Fund II,
       L.P.

4.14** Contribution Agreement dated as of January 2, 2001 between American
       Industrial Partners Capital Fund II, L.P. and AIP/CGI, Inc.

4.15** Debenture issued as of January 11, 2001 by Consoltex Holdings, Inc.
       to AIP/CGI, Inc.

4.16** Debenture issued as of January 16, 2001 by Consoltex Holdings, Inc.
       to AIP/CGI, Inc.

4.17** Debenture issued as of January 26, 2001 by Consoltex Holdings, Inc.
       to AIP/CGI, Inc.

4.18   Debenture issued as of June 6, 2001 by Consoltex Holdings, Inc. to
       AIP/CGI, Inc.

4.19   Debenture issued as of June 21, 2001 by Consoltex Holdings, Inc. to
       AIP/CGI, Inc.

4.20   Debenture issued as of June 29, 2001 by Consoltex Holdings, Inc. to
       AIP/CGI, Inc.

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


10.3* Amendment No. 2 to the Second Amended and Restated Credit Agreement dated March 30, 2001 among Consoltex Holdings, Inc., Consoltex Inc.,
       Consoltex Mexico, S.A. de C.V., Consoltex (USA) Inc., The Balson-
       Hercules Group Ltd., LINQ Industrial Fabrics, Inc., Rafytek, S.A. de
       C.V., as borrowers; National Bank of Canada and Bank of America,
       N.A. as agents and lenders and other lenders.

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


10.20* Employment Agreement dated April 1, 1997 among Consoltex (USA) Inc.,
       Consoltex Group Inc. and Paul J. Bamatter.

10.21  Separation and Mutual General Release dated June 13, 2001 between
       Consoltex Inc. and Christopher L. Schaller.

10.22* Letter dated March 5, 1997 from LINQ Industrial Fabrics, Inc. to Jay
       R. Tavormina outlining terms of employment.

10.23  Consent and Waiver Agreement dated May 15, 2001 among Consoltex
       Holdings, Inc., Consoltex Inc., Consoltex Mexico, S.A. de C.V.,
       Consoltex (USA) Inc., The Balson-Hercules Group Ltd., LINQ
       Industrial Fabrics, Inc., Rafytek, S.A. de C.V., as borrowers;
       National Bank of Canada and Bank of America, N.A. as agents and lenders and other lenders.

10.24 Amendment No. 3 to the Second Amended and Restated Credit Agreement dated May 21, 2001 among Consoltex Holdings, Inc., Consoltex Inc.,
       Consoltex Mexico, S.A. de C.V., Consoltex (USA) Inc., The Balson-
       Hercules Group Ltd., LINQ Industrial Fabrics, Inc., Rafytek, S.A. de
       C.V., as borrowers; National Bank of Canada and Bank of America,
       N.A. as agents and lenders and other lenders.

10.25 Amendment No. 4 to the Second Amended and Restated Credit Agreement dated May 24, 2001 among Consoltex Holdings, Inc., Consoltex Inc.,
       Consoltex Mexico, S.A. de C.V., Consoltex (USA) Inc., The Balson-
       Hercules Group Ltd., LINQ Industrial Fabrics, Inc., Rafytek, S.A. de
       C.V., as borrowers; National Bank of Canada and Bank of America,
       N.A. as agents and lenders and other lenders.

10.26  Purchase and Sale Agreement dated February  7, 2001 between Rafytek,
       S.A. de C.V. and Nicandro Ortiz Gaspar.

10.27  Asset  Purchase  Agreement  dated  June  1, 2001 between The Balson-
       Hercules Group Ltd. and Duro Industries, Inc.

21.1*  Subsidiaries of the Registrant.

* Incorporated by reference to the exhibit of the same number to the registrant's Annual Report on Form 10-K for the fiscal year ended
       December 31, 2000.

** Incorporated by reference to the exhibit of the same number to the registrant's Quarterly Report on Form 10-Q for the quarter ended
       March 31, 2001.

SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated:  August 14, 2001

                         CONSOLTEX INC.

                         By:  /S/ALEX DI PALMA
                              -----------------------------------------
                              Alex Di Palma
                              Executive Vice-President, Finance and Taxation (Principal Financial Officer and
                              Principal Accounting Officer)

EXHIBIT 4.18                                            EXECUTION VERSION

THE SECURITY REPRESENTED BY THIS INSTRUMENT WAS ORIGINALLY ISSUED AS OF JUNE 6, 2001 AND HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED.



                         Consoltex Holdings, Inc.

                                 DEBENTURE

June 6, 2001                                                    $500,000.00


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

     1.   PAYMENT OF INTEREST.

          (a) GENERALLY. Except as otherwise expressly provided in paragraph 4(b) hereof, interest shall accrue at the rate of ten and one-half percent (10.5%) per annum (computed on the basis of a 365-day year and the actual number of days elapsed in any year) on the unpaid principal amount of this Debenture outstanding from time to time, or (if less) at the highest rate then permitted under applicable law. Subject to the provisions of paragraph 3 hereof, the Company shall pay to the holder of this Debenture all accrued interest on the last day of each March, June, September and December, beginning June 30, 2001 in accordance with the provisions of paragraph 1(b) hereof. Unless prohibited under applicable law, any accrued interest which is not paid on the date on which it is due and payable shall bear interest at the same rate at which interest is then accruing on the principal amount of this Debenture until such interest is paid (either in cash or by the issuance of PIK Debentures pursuant to paragraph 1(b) below). Any accrued interest which for any reason has not theretofore been paid, including, without limitation, by reason of the application of paragraph 3 hereof, shall be paid in full on the date on which the final principal payment on this Debenture is made. Interest shall accrue on any principal payment due under this Debenture until such time as payment therefor is actually delivered to the holder of this Debenture.

          (b) PIK DEBENTURES. The Company shall, in lieu of the payment in whole or in part of interest in cash on this Debenture, pay interest on this Debenture through the issuance of additional Debentures ("PIK DEBENTURES"); PROVIDED that any interest paid by the issuance of PIK Debentures shall be calculated as accruing at the rate of ten and one-half percent (10.5%) per annum (computed on the basis of a 365-day year and the actual number of days elapsed) or

(if less) at the highest rate then
permitted under applicable law. Such PIK Debentures shall be in an aggregate principal amount equal to the amount of interest which has accrued with respect to this Debenture (less any cash interest payments), and such PIK Debentures shall be identical to the Debentures otherwise issued. Except as expressly provided herein, the term "Debentures" shall include all PIK Debentures that may be issued pursuant to this paragraph 1(b).

     2.   PAYMENT OF PRINCIPAL ON DEBENTURE.

          (a) SCHEDULED PAYMENTS. The Company shall pay the principal amount of $500,000.00 (or such lesser principal amount then outstanding) to the holder of this Debenture on October 15, 2003, together with all accrued and unpaid interest on the principal amount being repaid.

          (b)  PREPAYMENTS.

               (i) Subject to paragraph 2(b)(ii) below, the Company may, at any time and from time to time without premium or penalty, prepay all or any portion (in whole number multiples of $10,000 only) of the outstanding principal amount of the Debentures; PROVIDED that such prepayment is not prohibited by the provisions of paragraph 3 hereof. In connection with each prepayment of principal hereunder, the Company shall also pay all accrued and unpaid interest on the principal amount of the Debentures being repaid.

               (ii) The Company shall send written notice of its election to make a prepayment on the Debentures to each holder of the Debentures at least five days prior to the date of prepayment. No earlier than ten days after the notice of prepayment, the Company shall deliver to each holder of the Debentures in person or by registered or certified mail, return receipt requested, a cashier's or certified check for the full amount which the Company intends to prepay on such holder's Debenture plus interest accrued on the outstanding principal amount of such holder's Debenture through the date of prepayment specified in the Company's notice.

               (iii) If the notes issued pursuant to the Indenture are satisfied in full prior to October 15, 2003, then the Company shall pay to the holders of the Debentures the full amount of interest then accrued on, and the full amount of principal of, the Debentures.

     3.   SUBORDINATION.

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

          (b) SUBORDINATION. The Subordinated Obligations are, and shall at all relevant times remain, subordinated to the Senior Obligations to the extent and in the manner herein provided. Except to the extent expressly permitted under paragraph 3(d) hereof and the receipt of PIK Debentures in accordance with the terms of paragraph 1(b) hereof in lieu of cash interest payments, the Subordinated Creditors will not at any time during the Standstill Period ask, demand, sue for, accept or exercise any remedy in respect of any security for, or take or receive from the Company or any other Credit Party (whether, without limitation, by demanding or receiving any scheduled payment, or mandatory or optional prepayment, of principal, interest, fees, expenses, reimbursements,indemnification obligations or other amounts owing thereby, exercising liens or rights of setoff, or by any other action or manner), the whole or any part of any amounts which may now or hereafter be owing by the Company or any successors or assigns of the Company including, without limitation, any receiver, trustee or debtor in possession (the term "Company" hereinafter shall include any such successors or assigns of the Company), to the Subordinated Creditors which now or hereafter constitute or otherwise were or will be incurred in connection with the Subordinated Obligations (whether such amounts represent principal or interest or other obligations which are due or not due, direct or indirect, absolute or contingent or obligations arising from the exercise of any redemption, put or similar right in respect of any Subordinated Obligations, or any warrants or any stock issued in connection with the exercise thereof), including, without limitation, the taking of any instruments evidencing such amounts nor any security for any of the foregoing (other than the delivery by the Company, and the receipt by the Subordinated Creditors, of the Subordinated Transaction Documents).

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

          4.   EVENTS OF DEFAULT.

               (a) DEFINITION. For purposes of this Debenture, an Event of Default shall be deemed to have occurred if:

               (i) the Company fails to pay when due and payable (whether at maturity or otherwise) the full amount of interest then accrued on any Debenture or the full amount of any principal payment on any Debenture and such failure to pay is not cured within ten (10) days after the occurrence thereof;

               (ii) the Company fails to perform or observe any other provision contained in the Debentures and such failure is not cured within ten (10) days after the occurrence hereof; PROVIDED that no Event of Default shall be deemed to have occurred under this subparagraph (ii) if the Company establishes (to the reasonable satisfaction of the holders of a majority of the principal amount of the Debentures then outstanding) that (A) the particular Event of Default has not been caused by knowing or purposeful conduct by the Company or any Subsidiary, (B) the Company has exercised, and continues to exercise, best efforts to expeditiously cure the Event of Default (if cure is possible), (C) the Event of Default is not material to the financial condition, operations, assets or business prospects of the Company and its Subsidiaries, taken as a whole and
     (D) the Event of Default is not material to any holder's investment in the Debentures;

               (iii) the Company or any Subsidiary makes an assignment for the benefit of creditors or admits in writing its inability to pay its debts generally as they become due; or an order, judgment or decree is entered adjudicating the Company or any Subsidiary bankrupt or insolvent; or any order for relief with respect to the Company or any Subsidiary is entered under the Federal Bankruptcy Code; or the Company or any Subsidiary petitions or applies to any tribunal for the appointment of a custodian, trustee, receiver or liquidator of the Company or any Subsidiary, or of any substantial part of the assets of the Company or any Subsidiary, or commences any proceeding (other than a proceeding for the voluntary liquidation and dissolution of any Subsidiary) relating to the Company or any Subsidiary under any bankruptcy reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction; or any such petition or application is filed, or any such proceeding is commenced, against the Company or any Subsidiary and either (A) the Company or any such Subsidiary by any act indicates its approval thereof, consent thereto or acquiescence therein or (B) such petition, application or proceeding is not dismissed within 60 days; or

               (iv) the Company or any Subsidiary defaults in the performance of any obligation under the Indenture or the Credit Agreement and any such default causes payments thereunder to become due prior to its stated maturity.

     The foregoing shall constitute Events of Default whatever the reason or cause for any such Event of Default and whether it is voluntary or involuntary or is effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body.

          (b)  CONSEQUENCES OF EVENTS OF DEFAULT.

               (i) If an Event of Default of the type described in paragraph 4(a)(iii) hereof has occurred, the aggregate principal amount of the Debentures (together with all accrued interest thereon and all other amounts due and payable with respect thereto) shall become immediately due and payable without any action on the part of the holders of the Debentures, and, subject to the provisions of paragraph 3(a) hereof, the Company shall immediately pay to the holders of the Debentures all amounts due and payable with respect to the Debentures.

               (ii) If any Event of Default of the type described in paragraphs 4(a)(i) or (ii) hereof has occurred and continued for 15 days or any other Event of Default (other than under paragraph 4(a)(iii) hereof) has occurred and is continuing, the holder or holders of Debentures representing a majority of the aggregate principal amount of Debentures then outstanding may declare all or any portion of the outstanding principal amount of the Debentures (together with all accrued interest thereon and all other amounts due and payable with respect thereto) to be immediately due and payable and may, subject to the provisions of paragraph 3 hereof, demand immediate payment of all or any portion of the outstanding principal amount of the Debentures (together with all such other amounts then due and payable) held by such holder or holders. The Company shall give prompt written notice of any such demand to the other holders of Debentures, each of which may, subject to the provisions of paragraph 3 hereof, demand immediate payment of all or any portion of such holder's Debenture. Subject to the provisions of paragraph 3 hereof, if any holder or holders of the Debentures demand immediate payment of all or any portion of the Debentures, the Company shall immediately pay to such holder or holders all amounts due and payable with respect to such Debentures.

               (iii) Each holder of the Debentures shall also have any other rights which such holder may have been afforded under any contract or agreement at any time and any other rights which such holder may have pursuant to applicable law.

               (iv) The Company hereby waives diligence, presentment, protest and demand and notice of protest and demand, dishonor and nonpayment of this Debenture, and expressly agrees that this Debenture, or any payment hereunder, may be extended from time to time, all without in any way affecting the liability of the Company hereunder.

     5. RANKING. Notwithstanding anything to the contrary contained herein, as among Holder and the holders of the senior subordinated notes issued under the Indenture and that certain Convertible Debenture issued by the Company on September 29, 2000 to Les Gantiers Holding, B.V. (the "LES GANTIERS DEBENTURE"), the payment obligations of the Company hereunder shall be PARI PASSU with the payment obligations contained in the senior subordinated notes issued under the Indenture and the Les Gantiers Debenture.

     6. AMENDMENT AND WAIVER. Except as otherwise expressly provided herein, the provisions of the Debentures may be amended and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, only if the Company has obtained the written consent of the holders of at least a majority of the outstanding principal amount of the Debentures; PROVIDED that no such action shall change (a) the rate at which or the manner in which interest accrues on the Debentures or the times at which such interest becomes payable, (b) any provision relating to the scheduled payments or prepayments of principal on the Debentures or (c) the Conversion Price of the Debentures or the number of shares or the class of stock into which the Debentures are convertible, without the written consent of the holders at least 66 2/3% of the outstanding principal amount of the Debentures.

     7. DEFINITIONS. For purposes of the Debentures, the following capitalized terms have the following meaning.

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

     8. CANCELLATION. After all principal and accrued interest at any time owed on this Debenture has been paid in full, this Debenture shall be surrendered to the Company for cancellation and shall not be reissued.

     9. PAYMENTS. Unless otherwise expressly provided herein, all payments to be made to the holders of the Debentures shall be made in the lawful money of the United States of America in immediately available funds.

     10. PLACE OF PAYMENT. Payments of principal and interest shall be delivered to Holder at the following address:

                    AIP/CGI, Inc.
                    c/o American Industrial Partners
                    551 Fifth Avenue, Suite 3800
                    New York, NY  10176
                    Attn:  Mr. Theodore C. Rogers

or to such other address or to the attention of such other person as specified by prior written notice to the Company.

     11. BUSINESS DAYS. If any payment is due, or any time period for giving notice or taking action expires, on a day which is a Saturday, Sunday or legal holiday in the State of New York, the payment shall be due and payable on, and the time period shall automatically be extended to, the next business day immediately following such Saturday, Sunday or legal holiday, and interest shall continue to accrue at the required rate hereunder until any such payment is made.

     12. USURY LAWS. It is the intention of the Company and the holder of this Debenture to conform strictly to all applicable usury laws now or hereafter in force, and any interest payable under this Debenture shall be subject to reduction to the amount not in excess of the maximum legal amount allowed under the applicable usury laws as now or hereafter construed by the courts having jurisdiction over such matters. If the maturity of this Debenture is accelerated by reason of an election by the holder hereof resulting from an Event of Default, voluntary prepayment by the Company or otherwise, then earned interest may never include more than the maximum amount permitted by law, computed from the date hereof until payment, and any interest in excess of the maximum amount permitted by law shall be canceled automatically and, if theretofore paid, shall at the option of the holder hereof either be rebated to the Company or credited on the principal amount of this Debenture, or if this Debenture has been paid, then the excess shall be rebated to the Company. The aggregate of all interest (whether designated as interest, service charges, points or otherwise) contracted for, chargeable, or receivable under this Debenture shall under no circumstances exceed the maximum legal rate upon the unpaid principal balance of this Debenture remaining unpaid from time to time. If such interest does exceed the maximum legal rate, it shall be deemed a mistake and such excess shall be canceled automatically and, if theretofore paid, rebated to the Company or credited on the principal amount of this Debenture, or if this Debenture has been repaid, then such excess shall be rebated to the Company.

     13. CERTAIN RIGHTS. So long as the Debenture is outstanding and Holder is the holder of a majority of the outstanding voting securities of the Company, Holder shall cause one (1) representative designated by the holders of a majority in aggregate principal amount of the outstanding Debentures to be appointed and maintained as member of the board of directors of the Company.


                                 [END OF PAGE]

                            [SIGNATURE PAGE FOLLOWS]

     IN WITNESS WHEREOF, the Company has executed and delivered this Debenture on date first written above.

                         CONSOLTEX HOLDINGS, INC.



                         By: /S/ALEX DI PALMA
                             ----------------------------------------
                         Name:  Alex Di Palma
                         Title: Executive Vice-President, Finance and
                                 Taxation

EXHIBIT 4.19                                         EXECUTION VERSION

The security represented by this instrument was originally issued as of June 21, 2001 and has not been registered under the Securities Act of 1933, as amended.



                         Consoltex Holdings, Inc.

                                 DEBENTURE

June 21, 2001                                                 $2,200,000.00


     Consoltex Holdings, Inc., a Delaware corporation (the "COMPANY"), hereby promises to pay to the order of AIP/CGI, Inc., a Delaware corporation and the sole stockholder of the Company ("HOLDER"), the principal amount of $2,200,000.00 together with interest thereon calculated from the date hereof in accordance with the provisions of this Debenture.

Capitalized terms used in this Debenture have the meanings given them in paragraphs 3 and 7 hereof.

     1.   PAYMENT OF INTEREST.

          (a) GENERALLY. Except as otherwise expressly provided in paragraph 4(b) hereof, interest shall accrue at the rate of ten and one-half percent (10.5%) per annum (computed on the basis of a 365-day year and the actual number of days elapsed in any year) on the unpaid principal amount of this Debenture outstanding from time to time, or (if less) at the highest rate then permitted under applicable law. Subject to the provisions of paragraph 3 hereof, the Company shall pay to the holder of this Debenture all accrued interest on the last day of each March, June, September and December, beginning June 30, 2001 in accordance with the provisions of paragraph 1(b) hereof. Unless prohibited under applicable law, any accrued interest which is not paid on the date on which it is due and payable shall bear interest at the same rate at which interest is then accruing on the principal amount of this Debenture until such interest is paid (either in cash or by the issuance of PIK Debentures pursuant to paragraph 1(b) below). Any accrued interest which for any reason has not theretofore been paid, including, without limitation, by reason of the application of paragraph 3 hereof, shall be paid in full on the date on which the final principal payment on this Debenture is made. Interest shall accrue on any principal payment due under this Debenture until such time as payment therefor is actually delivered to the holder of this Debenture.

          (b) PIK DEBENTURES. The Company shall, in lieu of the payment in whole or in part of interest in cash on this Debenture, pay interest on this Debenture through the issuance of additional Debentures ("PIK DEBENTURES"); PROVIDED that any interest paid by the issuance of PIK Debentures shall be calculated as accruing at the rate of ten and one-half percent (10.5%) per annum (computed on the basis of a 365-day year and the actual number of days elapsed) or

(if less) at the highest rate then permitted under applicable law.  Such
PIK Debentures shall be in an aggregate principal amount equal to the amount of interest which has accrued with respect to this Debenture (less any cash interest payments),and such PIK Debentures shall be identical to the Debentures otherwise issued. Except as expressly provided herein, the term "Debentures" shall include all PIK Debentures that may be issued pursuant to this paragraph 1(b).

     2.   PAYMENT OF PRINCIPAL ON DEBENTURE.

          (a) SCHEDULED PAYMENTS. The Company shall pay the principal amount of $2,200,000.00 (or such lesser principal amount then outstanding) to the holder of this Debenture on October 15, 2003, together with all accrued and unpaid interest on the principal amount being repaid.

          (b)  PREPAYMENTS.

               (i) Subject to paragraph 2(b)(ii) below, the Company may, at any time and from time to time without premium or penalty, prepay all or any portion (in whole number multiples of $10,000 only) of the outstanding principal amount of the Debentures; PROVIDED that such prepayment is not prohibited by the provisions of paragraph 3 hereof. In connection with each prepayment of principal hereunder, the Company shall also pay all accrued and unpaid interest on the principal amount of the Debentures being repaid.

               (ii) The Company shall send written notice of its election to make a prepayment on the Debentures to each holder of the Debentures at least five days prior to the date of prepayment. No earlier than ten days after the notice of prepayment, the Company shall deliver to each holder of the Debentures in person or by registered or certified mail, return receipt requested, a cashier's or certified check for the full amount which the Company intends to prepay on such holder's Debenture plus interest accrued on the outstanding principal amount of such holder's Debenture through the date of prepayment specified in the Company's notice.

               (iii) If the notes issued pursuant to the Indenture are satisfied in full prior to October 15, 2003, then the Company shall pay to the holders of the Debentures the full amount of interest then accrued on, and the full amount of principal of, the Debentures.

     3.   SUBORDINATION.

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

          (b) SUBORDINATION. The Subordinated Obligations are, and shall at all relevant times remain, subordinated to the Senior Obligations to the extent and in the manner herein provided. Except to the extent expressly permitted under paragraph 3(d) hereof and the receipt of PIK Debentures in accordance with the terms of paragraph 1(b) hereof in lieu of cash interest payments, the Subordinated Creditors will not at any time during the Standstill Period ask, demand, sue for, accept or exercise any remedy in respect of any security for, or take or receive from theCompany or any other Credit Party (whether, without limitation, by demanding or receiving any scheduled payment, or mandatory or optionalprepayment, of principal, interest, fees, expenses, reimbursements,indemnification obligations or other amounts owing thereby, exercising liens or rights of setoff, or by any other action or manner), the whole or any part of any amounts which may now or hereafter be owing by the Company or any successors or assigns of the Company including, without limitation, any receiver, trustee or debtor in possession (the term "Company" hereinafter shall include any such successors or assigns of the Company), to the Subordinated Creditors which now or hereafter constitute or otherwise were or will be incurred in connection with the Subordinated Obligations (whether such amounts represent principal or interest or other obligations which are due or not due, direct or indirect, absolute or contingent or obligations arising from the exercise of any redemption, put or similar right in respect of any Subordinated Obligations, or any warrants or any stock issued in connection with the exercise thereof), including, without limitation, the taking of any instruments evidencing such amounts nor any security for any of the foregoing (other than the delivery by the Company, and the receipt by the Subordinated Creditors, of the Subordinated Transaction Documents).

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

          4.   EVENTS OF DEFAULT.

               (a) DEFINITION. For purposes of this Debenture, an Event of Default shall be deemed to have occurred if:

               (i) the Company fails to pay when due and payable (whether at maturity or otherwise) the full amount of interest then accrued on any Debenture or the full amount of any principal payment on any Debenture and such failure to pay is not cured within ten (10) days after the occurrence thereof;

               (ii) the Company fails to perform or observe any other provision contained in the Debentures and such failure is not cured within ten (10) days after the occurrence hereof; PROVIDED that no Event of Default shall be deemed to have occurred under this subparagraph (ii) if the Company establishes (to the reasonable satisfaction of the holders of a majority of the principal amount of the Debentures then outstanding) that (A) the particular Event of Default has not been caused by knowing or purposeful conduct by the Company or any Subsidiary, (B) the Company has exercised, and continues to exercise, best efforts to expeditiously cure the Event of Default (if cure is possible), (C) the Event of Default is not material to the financial condition, operations, assets or business prospects of the Company and its Subsidiaries, taken as a whole and
     (D) the Event of Default is not material to any holder's investment in the Debentures;

               (iii) the Company or any Subsidiary makes an assignment for the benefit of creditors or admits in writing its inability to pay its debts generally as they become due; or an order, judgment or decree is entered adjudicating the Company or any Subsidiary bankrupt or insolvent; or any order for relief with respect to the Company or any Subsidiary is entered under the Federal Bankruptcy Code; or the Company or any Subsidiary petitions or applies to any tribunal for the appointment of a custodian, trustee, receiver or liquidator of the Company or any Subsidiary, or of any substantial part of the assets of the Company or any Subsidiary, or commences any proceeding (other than a proceeding for the voluntary liquidation and dissolution of any Subsidiary) relating to the Company or any Subsidiary under any bankruptcy reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction; or any such petition or application is filed, or any such proceeding is commenced, against the Company or any Subsidiary and either (A) the Company or any such Subsidiary by any act indicates its approval thereof, consent thereto or acquiescence therein or (B) such petition, application or proceeding is not dismissed within 60 days; or

               (iv) the Company or any Subsidiary defaults in the performance of any obligation under the Indenture or the Credit Agreement and any such default causes payments thereunder to become due prior to its stated maturity.

     The foregoing shall constitute Events of Default whatever the reason or cause for any such Event of Default and whether it is voluntary or involuntary or is effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body.

          (b)  CONSEQUENCES OF EVENTS OF DEFAULT.

               (i) If an Event of Default of the type described in paragraph 4(a)(iii) hereof has occurred, the aggregate principal amount of the Debentures (together with all accrued interest thereon and all other amounts due and payable with respect thereto) shall become immediately due and payable without any action on the part of the holders of the Debentures, and, subject to the provisions of paragraph 3(a) hereof, the Company shall immediately pay to the holders of the Debentures all amounts due and payable with respect to the Debentures.

               (ii) If any Event of Default of the type described in paragraphs 4(a)(i) or (ii) hereof has occurred and continued for 15 days or any other Event of Default (other than under paragraph 4(a)(iii) hereof) has occurred and is continuing, the holder or holders of Debentures representing a majority of the aggregate principal amount of Debentures then outstanding may declare all or any portion of the outstanding principal amount of the Debentures (together with all accrued interest thereon and all other amounts due and payable with respect thereto) to be immediately due and payable and may, subject to the provisions of paragraph 3 hereof, demand immediate payment of all or any portion of the outstanding principal amount of the Debentures (together with all such other amounts then due and payable) held by such holder or holders. The Company shall give prompt written notice of any such demand to the other holders of Debentures, each of which may, subject to the provisions of paragraph 3 hereof, demand immediate payment of all or any portion of such holder's Debenture. Subject to the provisions of paragraph 3 hereof, if any holder or holders of the Debentures demand immediate payment of all or any portion of the Debentures, the Company shall immediately pay to such holder or holders all amounts due and payable with respect to such Debentures.

               (iii) Each holder of the Debentures shall also have any other rights which such holder may have been afforded under any contract or agreement at any time and any other rights which such holder may have pursuant to applicable law.

               (iv) The Company hereby waives diligence, presentment, protest and demand and notice of protest and demand, dishonor and nonpayment of this Debenture, and expressly agrees that this Debenture, or any payment hereunder, may be extended from time to time, all without in any way affecting the liability of the Company hereunder.

     5. RANKING. Notwithstanding anything to the contrary contained herein, as among Holder and the holders of the senior subordinated notes issued under the Indenture and that certain Convertible Debenture issued by the Company on September 29, 2000 to Les Gantiers Holding, B.V. (the "LES GANTIERS DEBENTURE"), the payment obligations of the Company hereunder shall be PARI PASSU with the payment obligations contained in the senior subordinated notes issued under the Indenture and the Les Gantiers Debenture.

   6. AMENDMENT AND WAIVER. Except as otherwise expressly provided herein, the provisions of the Debentures may be amended and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, only if the Company has obtained the written consent of the holders of at least a majority of the outstanding principal amount of the Debentures; PROVIDED that no such action shall change (a) the rate at which or the manner in which interest accrues on the Debentures or the times at which such interest becomes payable, (b) any provision relating to the scheduled payments or prepayments of principal on the Debentures or (c) the Conversion Price of the Debentures or the number of shares or the class of stock into which the Debentures are convertible, without the written consent of the holders at least 66 2/3% of the outstanding principal amount of the Debentures.

     7. DEFINITIONS. For purposes of the Debentures, the following capitalized terms have the following meaning.

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

     "SUBSIDIARY" means, with respect to any Person, any corporation, limited liability company, partnership, association or other business entity of which (i) if a corporation, a majority of the total voting power of shares of stock entitled (without regard to the occurrence of any contingency) to vote in the election of directors, managers or trustees thereof is at the time owned or controlled, directly or indirectly, by that Person or one or more of the other Subsidiaries of that Person or a combination thereof, or (ii) if a limited liability company, partnership,association or other business entity, a majority of the partnership or other similar ownership interest thereof is at the time owned or controlled, directly or indirectly, by any Person or one or moreSubsidiaries of that Person or a combination thereof. For purposes hereof, a Person or Persons shall be deemed to have a majority ownership interest in a limited liability company, partnership, association or other business entity if such Person or Persons shall be allocated a majority of limited liability company, partnership, association or other business entity gains or losses or shall be or control any managing director or general partner of such limited liability company, partnership, association or other business entity.

     8. CANCELLATION. After all principal and accrued interest at any time owed on this Debenture has been paid in full, this Debenture shall be surrendered to the Company for cancellation and shall not be reissued.

     9. PAYMENTS. Unless otherwise expressly provided herein, all payments to be made to the holders of the Debentures shall be made in the lawful money of the United States of America in immediately available funds.

     10. PLACE OF PAYMENT. Payments of principal and interest shall be delivered to Holder at the following address:

                    AIP/CGI, Inc.
                    c/o American Industrial Partners
                    551 Fifth Avenue, Suite 3800
                    New York, NY  10176
                    Attn:  Mr. Theodore C. Rogers

or to such other address or to the attention of such other person as specified by prior written notice to the Company.

     11. BUSINESS DAYS. If any payment is due, or any time period for giving notice or taking action expires, on a day which is a Saturday, Sunday or legal holiday in the State of New York, the payment shall be due and payable on, and the time period shall automatically be extended to, the next business day immediately following such Saturday, Sunday or legal holiday, and interest shall continue to accrue at the required rate hereunder until any such payment is made.

     12. USURY LAWS. It is the intention of the Company and the holder of this Debenture to conform strictly to all applicable usury laws now or hereafter in force, and any interest payable under this Debenture shall be subject to reduction to the amount not in excess of the maximum legal amount allowed under the applicable usury laws as now or hereafter construed by the courts having jurisdiction over such matters. If the maturity of this Debenture is accelerated by reason of an election by the holder hereof resulting from an Event of Default, voluntary prepayment by the Company or otherwise, then earned interest may never include more than the maximum amount permitted by law, computed from the date hereof until payment, and any interest in excess of the maximum amount permitted by law shall be canceled automatically and, if theretofore paid, shall at the option of the holder hereof either be rebated to the Company or credited on the principal amount of this Debenture, or if this Debenture has been paid, then the excess shall be rebated to the Company. The aggregate of all interest (whether designated as interest, service charges, points or otherwise) contracted for, chargeable, or receivable under this Debenture shall under no circumstances exceed the maximum legal rate upon the unpaid principal balance of this Debenture remaining unpaid from time to time. If such interest does exceed the maximum legal rate, it shall be deemed a mistake and such excess shall be canceled automatically and, if theretofore paid, rebated to the Company or credited on the principal amount of this Debenture, or if this Debenture has been repaid, then such excess shall be rebated to the Company.

     13. CERTAIN RIGHTS. So long as the Debenture is outstanding and Holder is the holder of a majority of the outstanding voting securities of the Company, Holder shall cause one (1) representative designated by the holders of a majority in aggregate principal amount of the outstanding Debentures to be appointed and maintained as member of the board of directors of the Company.


                                 [END OF PAGE]

                            [SIGNATURE PAGE FOLLOWS]

     IN WITNESS WHEREOF, the Company has executed and delivered this Debenture on date first written above.

                         CONSOLTEX HOLDINGS, INC.



                         By:/S/ALEX DI PALMA
                            -----------------------------------------
                         Name:  Alex Di Palma
                         Title: Executive Vice-President, Finance and
                                Taxation

EXHIBIT 4.20                                     EXECUTION VERSION

The security represented by this instrument was originally issued as of June 29, 2001 and has not been registered under the Securities Act of 1933, as amended.


                         Consoltex Holdings, Inc.

                                 DEBENTURE

June 29, 2001                                                   $910,000.00


     Consoltex Holdings, Inc., a Delaware corporation (the "COMPANY"), hereby promises to pay to the order of AIP/CGI, Inc., a Delaware corporation and the sole stockholder of the Company ("HOLDER"), the principal amount of $910,000.00 together with interest thereon calculated from the date hereof in accordance with the provisions of this Debenture.

Capitalized terms used in this Debenture have the meanings given them in paragraphs 3 and 7 hereof.

     1.   PAYMENT OF INTEREST.

          (a) GENERALLY. Except as otherwise expressly provided in paragraph 4(b) hereof, interest shall accrue at the rate of ten and one-half percent (10.5%) per annum (computed on the basis of a 365-day year and the actual number of days elapsed in any year) on the unpaid principal amount of this Debenture outstanding from time to time, or (if less) at the highest rate then permitted under applicable law. Subject to the provisions of paragraph 3 hereof, the Company shall pay to the holder of this Debenture all accrued interest on the last day of each March, June, September and December, beginning June 30, 2001 in accordance with the provisions of paragraph 1(b) hereof. Unless prohibited under applicable law, any accrued interest which is not paid on the date on which it is due and payable shall bear interest at the same rate at which interest is then accruing on the principal amount of this Debenture until such interest is paid (either in cash or by the issuance of PIK Debentures pursuant to paragraph 1(b) below). Any accrued interest which for any reason has not theretofore been paid, including, without limitation, by reason of the application of paragraph 3 hereof, shall be paid in full on the date on which the final principal payment on this Debenture is made. Interest shall accrue on any principal payment due under this Debenture until such time as payment therefor is actually delivered to the holder of this Debenture.

          (b) PIK DEBENTURES. The Company shall, in lieu of the payment in whole or in part of interest in cash on this Debenture, pay interest on this Debenture through the issuance of additional Debentures ("PIK DEBENTURES"); PROVIDED that any interest paid by the issuance of PIK Debentures shall be calculated as accruing at the rate of ten and one-half percent (10.5%) per annum (computed on the basis of a 365-day year and the actual number of days elapsed) or (if less) at the highest rate then permitted under applicable law. Such PIK Debentures shall be in an aggregate principal amount equal to the amount of interest which has accrued with respect to this Debenture (less any cash interest payments), and such PIK Debentures shall be identical to the Debentures otherwise issued. Except as expressly provided herein, the term "Debentures" shall include all PIK Debentures that may be issued pursuant to this paragraph 1(b).

     2.   PAYMENT OF PRINCIPAL ON DEBENTURE.

          (a) SCHEDULED PAYMENTS. The Company shall pay the principal amount of $910,000.00 (or such lesser principal amount then outstanding) to the holder of this Debenture on October 15, 2003, together with all accrued and unpaid interest on the principal amount being repaid.

          (b)  PREPAYMENTS.

               (i) Subject to paragraph 2(b)(ii) below, the Company may, at any time and from time to time without premium or penalty, prepay all or any portion (in whole number multiples of $10,000 only) of the outstanding principal amount of the Debentures; PROVIDED that such prepayment is not prohibited by the provisions of paragraph 3 hereof. In connection with each prepayment of principal hereunder, the Company shall also pay all accrued and unpaid interest on the principal amount of the Debentures being repaid.

               (ii) The Company shall send written notice of its election to make a prepayment on the Debentures to each holder of the Debentures at least five days prior to the date of prepayment. No earlier than ten days after the notice of prepayment, the Company shall deliver to each holder of the Debentures in person or by registered or certified mail, return receipt requested, a cashier's or certified check for the full amount which the Company intends to prepay on such holder's Debenture plus interest accrued on the outstanding principal amount of such holder's Debenture through the date of prepayment specified in the Company's notice.

               (iii) If the notes issued pursuant to the Indenture are satisfied in full prior to October 15, 2003, then the Company shall pay to the holders of the Debentures the full amount of interest then accrued on, and the full amount of principal of, the Debentures.

     3.   SUBORDINATION.

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

          (b) SUBORDINATION. The Subordinated Obligations are, and shall at all relevant times remain, subordinated to the Senior Obligations to the extent and in the manner herein provided. Except to the extent expressly permitted under paragraph 3(d) hereof and the receipt of PIK Debentures in accordance with the terms of paragraph 1(b) hereof in lieu of cash interest payments, the Subordinated Creditors will not at any time during the Standstill Period ask, demand, sue for, accept or exercise any remedy in respect of any security for,or take or receive from the Company or any other Credit Party (whether, without limitation, by demanding or receiving any scheduled payment, or mandatory or optional prepayment, of principal, interest, fees, expenses, reimbursements,indemnification obligations or other amounts owing thereby, exercising liens or rights of setoff, or by any other action or manner), the whole or any part of any amounts which may now or hereafter be owing by the Company or any successors or assigns of the Company including, without limitation, any receiver, trustee or debtor in possession (the term "Company" hereinafter shall include any such successors or assigns of the Company), to the Subordinated Creditors which now or hereafter constitute or otherwise were or will be incurred in connection with the Subordinated Obligations (whether such amounts represent principal or interest or other obligations which are due or not due, direct or indirect, absolute or contingent or obligations arising from the exercise of any redemption, put or similar right in respect of any Subordinated Obligations, or any warrants or any stock issued in connection with the exercise thereof), including, without limitation, the taking of any instruments evidencing such amounts nor any security for any of the foregoing (other than the delivery by the Company, and the receipt by the Subordinated Creditors, of the Subordinated Transaction Documents).

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

          4.   EVENTS OF DEFAULT.

               (a) DEFINITION. For purposes of this Debenture, an Event of Default shall be deemed to have occurred if:

               (i) the Company fails to pay when due and payable (whether at maturity or otherwise) the full amount of interest then accrued on any Debenture or the full amount of any principal payment on any Debenture and such failure to pay is not cured within ten (10) days after the occurrence thereof;

               (ii) the Company fails to perform or observe any other provision contained in the Debentures and such failure is not cured within ten (10) days after the occurrence hereof; PROVIDED that no Event of Default shall be deemed to have occurred under this subparagraph (ii) if the Company establishes (to the reasonable satisfaction of the holders of a majority of the principal amount of the Debentures then outstanding) that (A) the particular Event of Default has not been caused by knowing or purposeful conduct by the Company or any Subsidiary, (B) the Company has exercised, and continues to exercise, best efforts to expeditiously cure the Event of Default (if cure is possible), (C) the Event of Default is not material to the financial condition, operations, assets or business prospects of the Company and its Subsidiaries, taken as a whole and
     (D) the Event of Default is not material to any holder's investment in the Debentures;

               (iii) the Company or any Subsidiary makes an assignment for the benefit of creditors or admits in writing its inability to pay its debts generally as they become due; or an order, judgment or decree is entered adjudicating the Company or any Subsidiary bankrupt or insolvent; or any order for relief with respect to the Company or any Subsidiary is entered under the Federal Bankruptcy Code; or the Company or any Subsidiary petitions or applies to any tribunal for the appointment of a custodian, trustee, receiver or liquidator of the Company or any Subsidiary, or of any substantial part of the assets of the Company or any Subsidiary, or commences any proceeding (other than a proceeding for the voluntary liquidation and dissolution of any Subsidiary) relating to the Company or any Subsidiary under any bankruptcy reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction; or any such petition or application is filed, or any such proceeding is commenced, against the Company or any Subsidiary and either (A) the Company or any such Subsidiary by any act indicates its approval thereof, consent thereto or acquiescence therein or (B) such petition, application or proceeding is not dismissed within 60 days; or

               (iv) the Company or any Subsidiary defaults in the performance of any obligation under the Indenture or the Credit Agreement and any such default causes payments thereunder to become due prior to its stated maturity.

     The foregoing shall constitute Events of Default whatever the reason or cause for any such Event of Default and whether it is voluntary or involuntary or is effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body.

          (b)  CONSEQUENCES OF EVENTS OF DEFAULT.

               (i) If an Event of Default of the type described in paragraph 4(a)(iii) hereof has occurred, the aggregate principal amount of the Debentures (together with all accrued interest thereon and all other amounts due and payable with respect thereto) shall become immediately due and payable without any action on the part of the holders of the Debentures, and, subject to the provisions of paragraph 3(a) hereof, the Company shall immediately pay to the holders of the Debentures all amounts due and payable with respect to the Debentures.

               (ii) If any Event of Default of the type described in paragraphs 4(a)(i) or (ii) hereof has occurred and continued for 15 days or any other Event of Default (other than under paragraph 4(a)(iii) hereof) has occurred and is continuing, the holder or holders of Debentures representing a majority of the aggregate principal amount of Debentures then outstanding may declare all or any portion of the outstanding principal amount of the Debentures (together with all accrued interest thereon and all other amounts due and payable with respect thereto) to be immediately due and payable and may, subject to the provisions of paragraph 3 hereof, demand immediate payment of all or any portion of the outstanding principal amount of the Debentures (together with all such other amounts then due and payable) held by such holder or holders. The Company shall give prompt written notice of any such demand to the other holders of Debentures, each of which may, subject to the provisions of paragraph 3 hereof, demand immediate payment of all or any portion of such holder's Debenture. Subject to the provisions of paragraph 3 hereof, if any holder or holders of the Debentures demand immediate payment of all or any portion of the Debentures, the Company shall immediately pay to such holder or holders all amounts due and payable with respect to such Debentures.

               (iii) Each holder of the Debentures shall also have any other rights which such holder may have been afforded under any contract or agreement at any time and any other rights which such holder may have pursuant to applicable law.

               (iv) The Company hereby waives diligence, presentment, protest and demand and notice of protest and demand, dishonor and nonpayment of this Debenture, and expressly agrees that this Debenture, or any payment hereunder, may be extended from time to time, all without in any way affecting the liability of the Company hereunder.

     5. RANKING. Notwithstanding anything to the contrary contained herein, as among Holder and the holders of the senior subordinated notes issued under the Indenture and that certain Convertible Debenture issued by the Company on September 29, 2000 to Les Gantiers Holding, B.V. (the "LES GANTIERS DEBENTURE"), the payment obligations of the Company hereunder shall be PARI PASSU with the payment obligations contained in the senior subordinated notes issued under the Indenture and the Les Gantiers Debenture.

     6. AMENDMENT AND WAIVER. Except as otherwise expressly provided herein, the provisions of the Debentures may be amended and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, only if the Company has obtained the written consent of the holders of at least a majority of the outstanding principal amount of the Debentures; PROVIDED that no such action shall change (a) the rate at which or the manner in which interest accrues on the Debentures or the times at which such interest becomes payable, (b) any provision relating to the scheduled payments or prepayments of principal on the Debentures or (c) the Conversion Price of the Debentures or the number of shares or the class of stock into which the Debentures are convertible, without the written consent of the holders at least 66 2/3% of the outstanding principal amount of the Debentures.

     7. DEFINITIONS. For purposes of the Debentures, the following capitalized terms have the following meaning.

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

     "CREDIT AGREEMENT" means the Second Amended and Restated Credit Agreement, dated as of November 7, 2000, as amended on December 29, 2000 and March 31, 2001, by and among Consoltex Holdings, Inc., Consoltex Inc., Consoltex Mexico, S.A. de C.V., Consoltex (USA) Inc., The Balson-Hercules Group Ltd., LINQ Industrial Fabrics, Inc., and Rafytek, S.A. de C.V. as borrowers, certain subsidiaries of the borrowers as guarantors, Bank of America, N.A., as U.S. Agent, National Bank of Canada, as Canadian Agent and the lenders party thereto, as amended, modified, supplemented, amended and restated, refinanced or replaced heretofore and from time to time hereafter.

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

     8. CANCELLATION. After all principal and accrued interest at any time owed on this Debenture has been paid in full, this Debenture shall be surrendered to the Company for cancellation and shall not be reissued.

     9. PAYMENTS. Unless otherwise expressly provided herein, all payments to be made to the holders of the Debentures shall be made in the lawful money of the United States of America in immediately available funds.

     10. PLACE OF PAYMENT. Payments of principal and interest shall be delivered to Holder at the following address:

                    AIP/CGI, Inc.
                    c/o American Industrial Partners
                    551 Fifth Avenue, Suite 3800
                    New York, NY  10176
                    Attn:  Mr. Theodore C. Rogers

or to such other address or to the attention of such other person as specified by prior written notice to the Company.

     11. BUSINESS DAYS. If any payment is due, or any time period for giving notice or taking action expires, on a day which is a Saturday, Sunday or legal holiday in the State of New York, the payment shall be due and payable on, and the time period shall automatically be extended to, the next business day immediately following such Saturday, Sunday or legal holiday, and interest shall continue to accrue at the required rate hereunder until any such payment is made.

     12. USURY LAWS. It is the intention of the Company and the holder of this Debenture to conform strictly to all applicable usury laws now or hereafter in force, and any interest payable under this Debenture shall be subject to reduction to the amount not in excess of the maximum legal amount allowed under the applicable usury laws as now or hereafter construed by the courts having jurisdiction over such matters. If the maturity of this Debenture is accelerated by reason of an election by the holder hereof resulting from an Event of Default, voluntary prepayment by the Company or otherwise, then earned interest may never include more than the maximum amount permitted by law, computed from the date hereof until payment, and any interest in excess of the maximum amount permitted by law shall be canceled automatically and, if theretofore paid, shall at the option of the holder hereof either be rebated to the Company or credited on the principal amount of this Debenture, or if this Debenture has been paid, then the excess shall be rebated to the Company. The aggregate of all interest (whether designated as interest, service charges, points or otherwise) contracted for, chargeable, or receivable under this Debenture shall under no circumstances exceed the maximum legal rate upon the unpaid principal balance of this Debenture remaining unpaid from time to time. If such interest does exceed the maximum legal rate, it shall be deemed a mistake and such excess shall be canceled automatically and, if theretofore paid, rebated to the Company or credited on the principal amount of this Debenture, or if this Debenture has been repaid, then such excess shall be rebated to the Company.

     13. CERTAIN RIGHTS. So long as the Debenture is outstanding and Holder is the holder of a majority of the outstanding voting securities of the Company, Holder shall cause one (1) representative designated by the holders of a majority in aggregate principal amount of the outstanding Debentures to be appointed and maintained as member of the board of directors of the Company.


                                 [END OF PAGE]

                            [SIGNATURE PAGE FOLLOWS]

     IN WITNESS WHEREOF, the Company has executed and delivered this Debenture on date first written above.

                         CONSOLTEX HOLDINGS, INC.



                         By:/S/ALEX DI PALMA
                            -----------------------------------------
                         Name: Alex Di Palma
                         Title: Executive Vice-President, Finance and
                                 Taxation

                                      EXHIBIT 10.21
                   SEPARATION AND MUTUAL GENERAL RELEASE

          This Separation and Mutual General Release (the "Agreement") is made as of this 13th day of June, 2001 by and among Consoltex, Inc., a Canadian corporation ("Consoltex," and together with its subsidiaries, parents and affiliates, referred to jointly throughout the Agreement as "the Company") and Christopher L. Schaller ("Executive," and together with the Company, "the Parties").

          WHEREAS, Executive has been employed by the Company under terms set forth in and contemplated by that certain "Consoltex Inc. Memorandum" dated August 6, 1998 (the "Executive Offer Sheet," see EXHIBIT 1); and

          WHEREAS, Executive's employment with the Company will be ended voluntarily by both Parties (the "Separation") effective as of March 31, 2001 (the "Separation Date"); and,

          WHEREAS, the Company and Executive desire to enter into this Agreement in order to set forth the definitive rights and obligations of the Parties in connection with the Separation.

          NOW, THEREFORE, in consideration of the mutual covenants, commitments and agreements contained herein, and for other good and valuable consideration the receipt and sufficiency of which is hereby acknowledged, the Parties intending to be legally bound hereby agree as follows:

          1. ACKNOWLEDGMENT OF SEPARATION. The Parties acknowledge and agree that the Separation is effective as of March 31, 2001.

          2. RESIGNATION OF OFFICE. Effective as of the Separation Date, Executive voluntarily resigns his position as President and Chief Executive Officer of Consoltex, and from any and all other offices which he holds with the Company.

          3. EXECUTIVE'S ACKNOWLEDGMENT OF CONSIDERATION. Executive specifically acknowledges and agrees that certain of the obligations created and payments made to him by the Company under this Agreement are promises and payments to which he is not otherwise entitled under any law, contract, agreement or understanding.

          4.   PAYMENTS UPON AND AFTER THE SEPARATION.

               (a) FINAL PAY. As of the date hereof, Executive agrees that he is in receipt of all outstanding final wages and accrued unused vacation pay, minus applicable federal, state and local tax withholdings, for services performed for the Company through and including the Separation Date.

               (b) CONTINUING INDEMNIFICATION OF EXECUTIVE. Executive shall receive all indemnification rights and benefits provided presently, and in the future, to officers and directors of the Company for their lawful actions on behalf of the Company.

               (c) SEVERANCE BENEFITS. Beginning on and after the Separation Date as set forth below, Executive (his heirs or assigns) shall be entitled to receive the following severance benefits. Except for any payments or benefits expressly required by statute or any contract or other agreement with Executive, the payment or provision of such benefits by the Company shall not represent any admission or concession by the Company that such benefits are owed to Executive under any agreement or obligation that might be asserted by or on behalf of Executive:

                    (i) SEVERANCE PAY. Subject to the conditions set forth in this Subsection 4(c) and Executive's performance under this Agreement, including without limitation, Executive's compliance with
SECTION 5 and SECTION 9 of this Agreement, Executive shall be entitled to receive severance payments totaling $530,000.00 representing 24 months of Executive's base salary at the rate in effect as of the Separation Date, minus applicable tax withholdings. Monthly pro rata severance payments have been timely paid beginning on the next regular payroll date following the Separation Date, and shall continue on that same basis for 24 months; PROVIDED, HOWEVER, that at the Company's sole discretion all severance payments may at any time be accelerated and paid in one lump sum, minus applicable tax withholdings.

                    (ii) COBRA. Effective as of June 1, 2001 ("COBRA Separation Date"), as required by the continuation coverage provisions of
Section 4980B of the U. S. Internal Revenue Code of 1986, as amended ("THE CODE"), Executive shall be offered the opportunity to elect continuation coverage under the group medical and dental benefit plans of the Company
("COBRA COVERAGE").   The Company shall provide Executive with the
appropriate COBRA coverage notice and election form for this purpose. The existence and duration of Executive's rights and/or the COBRA rights of any of Executive's eligible dependents shall be determined in accordance with
Section 4980B of the Code.

                    (iii) OTHER EMPLOYEE BENEFITS.

                         A.   EXECUTIVE'S COMPUTER.  In exchange for
payment to the Company of $1.00 in consideration thereof, Executive may retain as his own the laptop computer provided to him by the Company. Executive shall be provided with a bill of sale from the Company, and the Company shall be held harmless by Executive for any tax consequences arising from his retention of this computer.

                         B.   EXECUTIVE'S AUTOMOBILE.  Executive
acknowledges that he has been offered for purchase the automobile leased for his use by the Company, at the leasing company's current "book value," but that he has declined this offer. [The Company acknowledges that Executive has returned this automobile to the leasing company in acceptable condition, save normal wear and tear, on or before the execution date of this Agreement.

                         C.   EXECUTIVE'S 401(K) ACCOUNT.  The Parties
acknowledge Executive's participation in the Company's 401(K) plan, including contribution payments made into Executive's account by Executive and the Company in all payroll periods through and including May 31, 2001. The Parties agree that no further contributions will be made into this account by either Party, and that Executive's rights, entitlements and access to the funds in this account are controlled by law and the terms of the Plan, as may be amended from time to time. Upon reasonable request or as otherwise required by law, Executive will be supplied with information by the Company about his account and the Plan.

                         D.   EXECUTIVE'S SERP.  The Company acknowledges
Executive's participation in the Company's Supplemental Employee Retirement Plan ("SERP"), and his pension entitlements thereunder in conformance with all legal requirements. Attached as Exhibit 2 to this Agreement is a letter dated March 16, 2001, describing Executive's entitlements and options under the SERP, which the Parties accept and acknowledge as being accurate; PROVIDED, HOWEVER, that nothing in this Agreement or Exhibit 2 shall give rise to any claim against Company assets in respect of Executive's SERP entitlements, if any.

                         E.   EXECUTIVE'S EARNED BUT UNUSED VACATION.  The
Parties acknowledge and agree that Executive will receive as payment for earned but unused vacation as of the Separation Date the sum of $20,316.00, reduced pursuant to Subsection F of this Section 4(c)(3)(iii). Subject to applicable withholdings, such amount will be paid to Executive on the first payroll date following Executive's execution of this Agreement, without regard to any decision by Executive to revoke this Agreement pursuant to
Section 6(b) hereof. It is acknowledged by the Parties that this payment is a negotiated sum established in order to resolve differences between the parties and avoid litigation, and, therefore, does not create any binding precedent upon the Company as to policy or method of calculating vacation pay in connection with future employee separations.

                         F.   EXECUTIVE'S ADVANCE.  The Parties acknowledge
that, prior to the Separation, Executive received a cash advance from the Company in the amount of $15,000.00 for entertainment and other permitted expense purposes. Executive further acknowledges the current outstanding balance of this advance to be $6,580.95, which gross amount shall be deducted from the net of Executive's accrued but unused vacation pay described in the immediately preceding Subsection E.

     5.   CONFIDENTIAL INFORMATION;  NON-COMPETITION;  NON-SOLICITATION.

          (a) Executive acknowledges that the information, observations and data, including but not limited to trade secrets, obtained by him concerning the business and affairs of the Company during the course of his employment with the Company, or that may be obtained in connection with his assistance and cooperation with the Company as set forth in SECTION 11 hereof, is the property of the Company. Executive agrees that he will not, directly, wilfully or negligently disclose to any unauthorized person or use for his own account any of such information, observations, or data which is of a confidential or proprietary nature ("CONFIDENTIAL
INFORMATION") without the Company's written consent, unless, and to the extent, that (i) the aforementioned matters become generally known to and available for use by the public other than as a result of the Executive's acts or omissions to act, or (ii) he is required to do so by order of a court of competent jurisdiction (by subpoena or similar process), in which event Executive shall reasonably cooperate with the Company in connection with any action by the Company to limit or suppress such disclosure. Executive represents, warrants and covenants that at no time prior to or contemporaneous with his execution of this Agreement has he disclosed Confidential Information to any unauthorized person or used such Confidential Information for his own purposes or benefit.

          (b) Executive acknowledges and agrees that because of his knowledge of the Company's Confidential Information and because his services to the Company were unique in nature, the Company would be irreparably damaged if Executive were to provide similar services to any person or entity competing with the Company in the apparel textile manufacturing industry. Therefore, Executive agrees that, except as otherwise expressly prohibited by law, for six (6) months following the Separation Date ("the Non-Compete Period"), he shall not, directly or indirectly, either for himself or for any other person or entity, permit his name to be used by or participate in any business or enterprise (including, without limitation, any division, group or franchise of a larger organization) that engages or proposes to engage in the apparel textile manufacturing industry in any of the markets or geographical regions of the United States or Canada in which the Company does business, or proposed to do business at the time of the Separation. For purposes of this Agreement, the term "participate in" shall include, without limitation, having any direct or indirect interest in any business entity, whether as a sole proprietor, owner, stockholder, partner, joint venturer, creditor or otherwise, or rendering any direct or indirect service or assistance to any business entity (whether as a director, officer, manager, supervisor, employee, agent, consultant or otherwise). Nothing herein will prohibit Executive from mere passive ownership of not more than 2% of the outstanding stock of any class of a publicly-held corporation whose stock is traded on a national securities exchange or in the over-the-counter market. As used herein, the phrase "mere passive ownership" shall include voting or otherwise granting any consents or approvals required to be obtained from such person as an owner of stock or other ownership interests in any entity pursuant to the charter or other organizational documents of such entity, but shall not include, without limitation, any involvement in the day-to-day operations of such entity.

          (c) NON-SOLICITATION OF COMPANY PERSONNEL. During the 2-year period following the Separation, Executive shall not directly or indirectly through another person, induce or attempt to induce any Company employee to leave the employ of the Company, hire any Company employee (whether or not solicited), or otherwise interfere with the relationship between the Company and any of its employees.

          (d) Executive understands and acknowledges that his breach of this SECTION 5 will eliminate his entitlement to any Severance Pay and all other benefits under this Agreement without affecting the Company's rights hereunder. Executive further acknowledges that damages to the Company for Executive's breach of this SECTION 5 would be both significant and difficult to ascertain. Accordingly, the Parties agree that in the event of such breach Executive shall be required to repay to the Company as liquidated damages all payments made to him or on his behalf pursuant to this Agreement.

          6.   GENERAL RELEASE AND WAIVER

               (a) GENERAL RELEASE. Executive, for and on behalf of himself and each of his heirs, executors, administrators, personal representatives, successors and assigns, hereby acknowledges full and complete satisfaction of and fully and forever releases, acquits and discharges Consoltex, Inc., together with its subsidiaries, parents and affiliates, and each of its and their past and present direct and indirect stockholders, directors, members, partners, officers, employees, agents, attorneys and representatives and their heirs, executors, administrators, personal representatives, successors and assigns (collectively, the "RELEASEES"), from any and all claims, demands, suits, causes of action, liabilities, obligations, judgments, orders, debts, liens, contracts, agreements, covenants and causes of action of every kind and nature, whether known or unknown, suspected or unsuspected, concealed or hidden, vested or contingent, in law or equity, existing by statute, common law, contract or otherwise, which have existed, may exist or do exist, through and including the execution and delivery by Executive of this Agreement (but not including Executive's or the Company's performance under this Agreement), including, without limitation, any of the foregoing arising out of or in any way related to or based upon:

                    (i) Executive's application for and employment with the Company, his being an officer or employee of the Company, or the Separation;

                    (ii) any and all claims in tort or contract, and any and all claims alleging breach of an express or implied, or oral or written, contract, policy manual or employee handbook;

                    (iii) any alleged misrepresentation, defamation, interference with contract, intentional or negligent infliction of emotional distress, sexual harassment, negligence or wrongful discharge; or

                    (iv) any federal, state or local statute, ordinance or regulation, including but not limited to the Age Discrimination in Employment Act of 1987, as amended (the "ADEA").

               (b) ADEA CONSIDERATION AND REVOCATION PERIODS. Executive acknowledges and affirms that he has been given all periods required by law, including but not limited to 21 days from the date of his receipt of this Agreement, to review and consider this Agreement, and that he has been advised and has had to the opportunity to consult with counsel in respect thereof. Executive further acknowledges that he has seven (7) days following his signing of this Agreement (the "Revocation Period") to revoke and cancel the release contained in this Section 6 with respect to claims arising under the ADEA, and that such release shall remain subject to revocation by Executive with respect to such claims until the Revocation Period has expired.

                (c) ACKNOWLEDGMENT OF WAIVER. Executive acknowledges and agrees that he is waiving all rights to sue or obtain equitable, remedial or punitive relief from any or all

Releasees of any kind whatsoever,including, without limitation, reinstatement, back pay, front pay, attorneys' fees and any form of injunctive relief.

               (d) EFFECT OF RELEASE AND WAIVER. Executive understands and intends that this SECTION 6 constitutes a general release of all claims except as otherwise provided in SECTION 6(A), above, and that no reference therein to a specific form of claim, statute or type of relief is intended to limit the scope of such general release and waiver.

               (e) WAIVER OF UNKNOWN CLAIMS. Executive expressly waives all rights afforded by any statute which limits the effect of a release with respect to unknown claims. Executive understands the significance of his release of unknown claims and his waiver of statutory protection against a release of unknown claims.

               (f) DISCLAIMER OF BENEFITS. Executive agrees that he will not be entitled to or accept any benefit from any claim or proceeding within the scope of this Agreement that is filed or instigated by him or on his behalf with any agency, court or other government entity.

          7. MUTUALITY. This Release is mutual, and the Company hereby releases Executive from all claims and to the same extent as described in the preceding SECTION 6.

          8. EXECUTIVE'S REPRESENTATIONS AND COVENANTS REGARDING ACTIONS. Executive represents, warrants and covenants to each of the Releasees that at no time prior to or contemporaneous with his execution of this Agreement has he filed or caused or knowingly permitted the filing or maintenance, in any state, federal or foreign court, or before any local, state, federal or foreign administrative agency or other tribunal, any charge, claim or action of any kind, nature and character whatsoever ("CLAIM"), known or unknown, suspected or unsuspected, which he may now have or has ever had against any of the Releasees which is based in whole or in part on any matter referred to in SECTION 6(A) above; and, subject to the Company's performance under this Agreement, to the maximum extent permitted by law Executive is prohibited from filing or maintaining, or causing or knowingly permitting the filing or maintaining, of any such Claim in any such forum. Executive hereby grants the Company his perpetual and irrevocable power of attorney with full right, power and authority to take all actions necessary to dismiss or discharge any such Claim. Executive further covenants and agrees that he will not encourage any person or entity, including but not limited to any current or former employee, officer, director or stockholder of the Company, to institute any Claim against the Releasees or any of them, and that except as expressly permitted by law or administrative policy or as required by legally enforceable order he will not aid or assist any such person or entity in prosecuting such Claim.

          9. NO DISPARAGING REMARKS. Executive hereby covenants to each of the Releasees and agrees that he shall not, directly or indirectly, make or solicit or encourage others to make or solicit any disparaging remarks concerning the Releasees (as defined in SECTION 6 of this Agreement), or any of their products, services, businesses or activities. The Company hereby covenants that none of its executives, officers or directors (while in the employ or acting as directors of the Company) will, directly or indirectly, make or solicit or encourage or authorize others to make or solicit any disparaging remarks concerning Executive. Executive understands that his breach of this SECTION 9, as determined by a court of competent jurisdiction, shall eliminate his entitlement to any Severance Pay under this Agreement, including such payments already received and Executive shall be required to immediately return any such amounts in the event of a breach.

          10. NO CONFLICT OF INTEREST. Executive hereby covenants and agrees that he shall not, directly or indirectly, incur any obligation or commitment, or enter into any contract, agreement or understanding, whether express or implied, and whether written or oral, which would be in conflict with his obligations, covenants or agreements hereunder or which could cause any of his representations or warranties made herein to be untrue or inaccurate.

          11.  ASSISTANCE, COOPERATION, FUTURE LITIGATION.

               (a) EXECUTIVE'S BUSINESS ASSISTANCE AND COOPERATION. Executive shall make himself reasonably available to assist and cooperate with the Company in connection with any internal and/or independent review of the Company's financial policies, procedures and activities in respect of all periods during which Executive was employed by the Company.

               (b) EXECUTIVE'S LITIGATION ASSISTANCE AND COOPERATION. Executive acknowledges and affirms his understanding that he may be a witness in litigation, arbitrations, government or other administrative proceedings involving the Company and/or the other Releasees. Executive hereby covenants and agrees to testify truthfully in any and all such litigation, arbitrations, government or administrative proceedings. Executive further covenants and agrees, upon prior notice and for a consulting services fee of $150.00 per hour, to make himself available to and otherwise reasonably assist and cooperate with the Company and/or such other Releasees and with its or their respective attorneys and advisors in connection with any such litigation or proceeding. The Company will make reasonable efforts to insure that such assistance and cooperation will not materially interfere with Executive's employment and business responsibilities.

               (c) EXECUTIVE'S EXPENSES. Executive shall be entitled to reimbursement of any reasonable pre-approved out-of-pocket expenses for travel, lodging, meals and other transportation incurred by him in relation to any cooperation supplied by Executive as described in this SECTION 11.

          12. CONFIDENTIALITY. The Company and Executive agree that the terms and conditions of this Agreement are to be strictly confidential, except that Executive may disclose the terms and conditions to his family, attorneys, accountants, tax consultants, state and federal tax authorities or as may otherwise be required by law. The Company may disclose the terms and conditions of this Agreement as the Company deems necessary to its officers, employees, board of directors, insurers, attorneys, accountants, state and federal tax authorities, or as may otherwise be required by law. Executive asserts that he has not discussed, and agrees that except as expressly authorized by the Company he will not discuss, this Agreement or the circumstances of his Separation with any Company employee, and that he will take affirmative steps to avoid or absent himself from any such discussion even if he is not an active participant therein.

EXECUTIVE ACKNOWLEDGES THE SIGNIFICANCE AND MATERIALITY OF THIS PROVISION TO THIS AGREEMENT, AND HIS UNDERSTANDING THEREOF.

          13.  RETURN OF CORPORATE PROPERTY; CONVEYANCE OF INFORMATION.

               (a) CORPORATE PROPERTY. Executive hereby represents and covenants that as of the date of this Agreement he has returned all documents, keys, credit cards (without further use thereof), and all other items which are the property of the Company and/or which contain Confidential Information; and, in the case of documents, has returned any and all materials of any kind and in whatever medium evidenced, including, without limitation, all hard disk drive data, diskettes, microfiche, photographs, negatives, blueprints, printed materials, tape recordings and videotapes.

               (b) INFORMATION. Executive hereby acknowledges and affirms that he possesses intellectual information regarding the Company and its businesses and operations. In addition to the obligation to turn over any physical embodiment of such information as defined in the Federal Rules of Civil Procedure and pursuant to SECTION 13(A), above, and to keep such information strictly confidential pursuant to SECTION 5, above, Executive agrees to make himself available from time to time at the Company's request (during normal business hours and with reasonable prior notice) to discuss such information and to answer questions relating thereto.

          14. REMEDIES. Executive hereby acknowledges and affirms that in the event of any breach by Executive of any of his covenants, agreements and obligations hereunder, monetary damages would be inadequate to compensate the Releasees or any of them. Accordingly, in addition to other remedies which may be available to the Releasees hereunder or otherwise at law or in equity, any Releasee shall be entitled to specifically enforce such covenants, obligations and restrictions through injunctive and/or equitable relief, in each case without the posting of any bond or other security with respect thereto. Should any provision hereof be adjudged to any extent invalid by any court or tribunal of competent jurisdiction, each provision shall be deemed modified to the minimum extent necessary to render it enforceable.

          15. ACKNOWLEDGMENT OF VOLUNTARY AGREEMENT. Executive hereby acknowledges and affirms that he is entering into this Agreement knowingly and voluntarily, without coercion or duress of any sort, in order to receive the payments and other consideration from the Company as set forth herein.

          16. COMPLETE AGREEMENT; INCONSISTENCIES. This Agreement constitutes the complete and entire agreement among Executive and the Company with respect to the subject matter hereof, and supersedes in its entirety any and all prior understandings, commitments, obligations and/or agreements, whether written or oral, with respect thereto; it being understood and agreed that this Agreement and including the mutual covenants, agreements, acknowledgments and affirmations contained herein, is intended to constitute a complete settlement and resolution of all matters set forth in SECTION 6 hereof.

          17. NO STRICT CONSTRUCTION. The language used in this Agreement shall be deemed to be the language mutually chosen by the Parties to reflect their mutual intent, and no doctrine of strict construction shall be applied against any Party.

          18. THIRD PARTY BENEFICIARIES. The Releasees are intended third-party beneficiaries of this Agreement, and this Agreement may be enforced by each of them in accordance with the terms hereof in respect of the rights granted to such Releasees hereunder. Executive's heirs or assigns also are intended third-party beneficiaries with respect to the payments set forth in SECTION 4 of this Agreement in the event of Executive's death, and this Agreement may be enforced by each of them in accordance with the terms of that SECTION 4 in respect of the rights granted to such heirs or assigns therein. Except and to the extent set forth in the preceding two sentences, this Agreement is not intended for the benefit of any person other than the Parties, and no such other person shall be deemed to be a third party beneficiary hereof. Without limiting the generality of the foregoing, it is not the intention of the Company to establish any policy, procedure, course of dealing or plan of general application for the benefit of or otherwise in respect of any other employee, officer, director or stockholder, irrespective of any similarity between any contract, agreement, commitment or understanding between the Company and such other employee, officer, director or stockholder, on the one hand, and any contract, agreement, commitment or understanding between the Company and Executive, on the other hand, and irrespective of any similarity in facts or circumstances involving such other employee, officer, director or stockholder, on the one hand, and the Executive, on the other hand.

          19. TAX WITHHOLDINGS. Notwithstanding any other provision herein, the Company shall be entitled to withhold from any amounts otherwise payable hereunder to Executive any amounts required to be withheld in respect of federal, state or local taxes.

          20. GOVERNING LAW. All issues and questions concerning the construction, validity, enforcement and interpretation of this Agreement shall be governed by, and construed in accordance with, the laws of the State of New York, without giving effect to any choice of law or conflict of law rules or provisions (whether of the State of New York or any other jurisdiction) that would cause the application hereto of the laws of any jurisdiction other than the State of New York. In furtherance of the foregoing, the internal law of the State of New York shall control the interpretation and construction of this Agreement, even though under any other jurisdiction's choice of law or conflict of law analysis the substantive law of some other jurisdiction may ordinarily apply.

          21. SEVERABILITY. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall otherwise remain in full force and effect.

          22. COUNTERPARTS. This Agreement may be executed in separate counterparts, each of which shall be deemed to be an original and all of which taken together shall constitute one and the same agreement. It is not necessary that the Company sign this Agreement for it to become binding upon the Company and Executive.

          23. SUCCESSORS AND ASSIGNS. The Parties' obligations hereunder shall be binding upon their successors and assigns. The Parties' rights and the rights of the other Releasees shall inure to the benefit of, and be enforceable by, any of the Parties' and Releasees' respective successors and assigns. The Company may assign all rights and obligations of this Agreement to any successor in interest to the assets of The Company. In the event that The Company is dissolved, all obligations of The Company under this Agreement shall be provided for in accordance with applicable state law.

          24. AMENDMENTS AND WAIVERS. No amendment or waiver shall be binding upon any party hereto unless consented to in writing by such party.

          25. HEADINGS. The headings of the Sections and subsections hereof are for purposes of convenience only, and shall not be deemed to amend, modify, expand, limit or in any way affect the meaning of any of the provisions hereof.

          26. WAIVER OF JURY TRIAL. Each of the Parties hereby waives its rights to a jury trial of any claim or cause of action based upon or arising out of this agreement or any dealings between the Parties relating to the subject matter hereof. Each of the Parties also waives any bond or surety or security upon such bond which might, but for this waiver, be required of the other party. The scope of this waiver is intended to be all-encompassing of any and all disputes that may be filed in any court and that relate to the subject matter of this agreement, including, without limitation, contract claims, tort claims, breach of duty claims, and all other common law and statutory claims. EACH OF THE PARTIES ACKNOWLEDGES THAT THIS WAIVER IS A MATERIAL INDUCEMENT TO ENTER INTO THIS AGREEMENT, THAT EACH HAS ALREADY RELIED ON THIS WAIVER IN ENTERING INTO THIS AGREEMENT AND THAT EACH WILL CONTINUE TO RELY ON THIS WAIVER IN ITS RELATED FUTURE DEALINGS. Each of the Parties further represents and warrants that he or it has had an adequate opportunity to consider this waiver and to consult with legal counsel with respect hereto, and that he or it knowingly and voluntarily waives its jury trial rights. This waiver is irrevocable, meaning that it may not be modified either orally or in writing, and the waiver shall apply to any subsequent amendments, renewals, supplements or modifications to this agreement. In the event of litigation, this agreement may be filed as a written consent to a trial by the court.

                               *  *  *  *  *

          IN WITNESS WHEREOF, the Parties have executed this Separation and Mutual General Release Agreement effective as of the date of the first signature affixed below or as otherwise provided in this Agreement. This is a two-page signature page, consisting of the Executive's signature immediately below and the Company's signature on the following page.

                       READ CAREFULLY BEFORE SIGNING

I have read this Separation and Mutual General Release Agreement and have had the opportunity to consult legal counsel prior to my signing of this Agreement. I understand that by executing this Agreement I will relinquish any right or demand I may have against the Releasees or any of them.


DATED:  June 13, 2001              By: /S/CHRISTOPHER L. SCHALLER

Subscribed and Sworn To Before Me at
New York, New York
This 13{th} day of June, 2001

/S/SIDNEY F. STRAUSS
          Notary Public                      SEAL

My Commission expires: 05/31/2000

*  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *


DATED: June13, 2001                By: /S/PAUL J. BAMATTER
                                      Consoltex, Inc.
                                      By:  Paul J. Bamatter
                                      President and Chief  Operating
                                      Officer

Subscribed and Sworn To Before Me at
, Saint Laurent, Quebec, Canada
This 13{th} day of June, 2001

/S/SONIA CICCIARELLI
     Commissioner of Oaths, if Canada   SEAL


My Commission expires: April 12, 2000

Exhibit 10.23


May 15, 2001

Consoltex Holdings, Inc. and its Subsidiaries
c/o Consoltex Inc.
8555 TransCanada Highway
Ville Saint-Laurent, Quebec
H4S 1Z6 CANADA
Attn:  Mr. Paul J. Bamatter

RE:  Consent and Waiver Agreement

Ladies and Gentlemen:

Reference is hereby made to that certain Second Amended & Restated Credit Agreement dated as of November 7, 2000 by and among each of CONSOLTEX HOLDINGS, INC., a Delaware corporation ("Consoltex Holdings"), CONSOLTEX INC., a corporation incorporated under the laws of New Brunswick, Canada ("Consoltex"), CONSOLTEX (USA) INC., a New York corporation ("Consoltex USA"), THE BALSON-HERCULES GROUP LTD., a Rhode Island corporation ("Balson-Hercules"), LINQ INDUSTRIAL FABRICS, INC., a Delaware corporation ("LINQ"), and CONSOLTEX MEXICO, S.A. DE C.V., a Mexican corporation ("Consoltex Mexico"), and RAFYTEK, S.A. DE C.V., a Mexican corporation ("Rafytek" and together with Consoltex Holdings, Consoltex, Consoltex USA, Balson-Hercules, LINQ and Consoltex Mexico, the "Borrowers", and each individually a "Borrower"), as Borrowers, the other subsidiaries of Consoltex Holdings referred to therein as Guarantors, NATIONAL BANK OF CANADA, a bank governed by the BANK ACT (Canada) (the "Bank Act"), in its capacity as a Lender ("NBC"), BANK OF AMERICA, N.A., a national banking association organized and existing under the laws of the United States, in its capacity as a Lender ("Bank of America"), and EACH OTHER FINANCIAL INSTITUTION PARTY THERETO AS A LENDER (hereinafter NBC, Bank of America and each other such financial institutions may be referred to individually as a "Lender" or collectively as the "Lenders"), NATIONAL BANK OF CANADA, in its capacity as administrative agent for the Canadian Facilities Lenders (as defined in the Credit Agreement) (in such capacity, the "Canadian Agent"), and BANK OF AMERICA, N.A., in its capacity as administrative agent for the U.S. Facilities Lenders (as defined in the Credit Agreement) (in such capacity, the "US Agent" and together with the Canadian Agent, the "Agents"), as amended by Amendment No. 1 to Second Amended & Restated Credit Agreement dated as of December 29, 2000, and as further amended by Amendment No. 2 to Second Amended & Restated Credit Agreement dated as of March 30, 2001 (as heretofore amended and as from time to time further amended, restated, modified, supplemented, or amended and restated, the "Credit Agreement"). All capitalized terms not otherwise defined herein shall have the meaning given thereto in the Credit Agreement.

Consoltex Holdings has informed the Agents and the Lenders that, pursuant to Rule 12b-25 under the Securities Exchange Act of 1934, Consoltex Inc.
has filed a Form 12b-25 Notification
of Late Filing (a copy of which is attached as EXHIBIT A hereto) with the Securities and Exchange Commission (the "SEC") and that pursuant to that filing and the relevant provisions of such Rule, Consoltex Inc. has until May 21, 2001 to file with the SEC its Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2001. In connection with that extension, and pursuant to the request of the Borrowers, the Agents and the Lenders, by the execution of this waiver and consent letter (this "Consent Letter") by each of them, as acknowledged by each Borrower and each Guarantor, hereby consent to Consoltex Holdings and its Subsidiaries submitting the certificate for the fiscal quarter ofConsoltex Holdings ended March 31, 2001 otherwise due as of May 15, 2001 pursuant to SECTION 9.1(B)(II) of the Credit Agreement on or before May 21,2001.

Pursuant to the further request of the Borrowers, the Agents and the Lenders, by the execution of this Consent Letter by each of them, as acknowledged by each Borrower and each Guarantor, hereby waive any Default or Event of Default that would otherwise arise from the failure to deliver the certificate required by SECTION 9.1(B)(II) for the fiscal quarter of the Borrowers ended March 31, 2001 on or before May 15, 2001, provided that such consent shall terminate, and an immediate Event of Default shall occur, in the event that such certificate is not received by the Agents and the Lenders by 5:00 p.m. Charlotte, North Carolina time on May 21, 2001.

None of the terms or conditions of this Consent Letter may be changed, modified, waived, or canceled, except by writing signed by all the parties hereto, specifying such change, modification, waiver, or cancellation. No provision hereof shall affect or impair any term or condition of the Credit Agreement or any of the other Loan Documents as currently in full force and effect.

This Consent Letter may be executed in any number of counterparts, each of which shall be deemed to be an original as against any party whose signature appears thereon, and all of which shall together constitute one instrument.

                           [SIGNATURE PAGES FOLLOW.]

Sincerely yours,

BANK OF AMERICA, N.A.


By: /S/LARRY HESS
Name: W. Larry  Hess
Title: Managing Director

NATIONAL BANK OF CANADA


By:  /S/DANA ADES        /S/BENOIT BLAIS
Name: Dana Ades          Benoit Blais
Title: Special Loans and Real Estate


ACCEPTED AND AGREED TO as of the 15 day of May, 2001:

THE BANK OF NOVA SCOTIA

By:  /S/PETER D.E. WILSON
Name: Peter D. E. Wilson
Title: Vice-President


FLEET BUSINESS CREDIT CORPORATION

By:  /S/RODNEY G. MCSWAIN
Name: Rodney G. McSwain
Title: Vice-President


GMAC BUSINESS CREDIT, LLC

By:  /S/JOSEPH SKAFEROWSKY
Name: Joseph Skaferowsky
Title: Director

CONSOLTEX HOLDINGS, INC.
CONSOLTEX INC.
CONSOLTEX (USA) INC.


By:  /S/PAUL J. BAMATTER
Name: Paul J. Bamatter
Title: Vice President, Finance and Chief Financial Officer


THE BALSON-HERCULES GROUP LTD.
LINQ INDUSTRIAL FABRICS, INC.


By:  /S/PAUL J. BAMATTER
Name: Paul J. Bamatter
Title: Vice President, Strategic Planning

CONSOLTEX MEXICO, S.A. DE C.V.
RAFYTEK, S.A. de C.V.
VERA PAK, S.A. DE C.V.
VEST COMPANY VESTCO, S.A. DE C.V.
ROYALTON MEXICANA, S.A. DE C.V.


By:  /S/PAUL J. BAMATTER
Name: Paul J. Bamatter
Title: Director


MARINO TECHNOLOGIES DE MEXICO, S.A. DE C.V.


By:  /S/PAUL J. BAMATTER
Name: Paul J. Bamatter
Title: Director


RAFYTICA, S.A.


By:  /S/PAUL J. BAMATTER
Name: Paul J. Bamatter
Title: Director

                                 Exhibit A

         FORM 12B-25 FILED WITH THE SECURITIES EXCHANGE COMMISSION

                              [See attached.]

EXHIBIT 10.24


May 21, 2001

Consoltex Holdings, Inc. and its Subsidiaries
c/o Consoltex Inc.
8555 TransCanada Highway
Ville Saint-Laurent, Quebec
H4S 1Z6 CANADA
Attn:  Mr. Paul J. Bamatter

RE:  Amendment No. 3 to Second Amended & Restated Credit Agreement

Ladies and Gentlemen:

Reference is hereby made to that certain Second Amended & Restated Credit Agreement dated as of November 7, 2000 by and among each of CONSOLTEX HOLDINGS, INC., a Delaware corporation ("Consoltex Holdings"), CONSOLTEX INC., a corporation incorporated under the laws of New Brunswick, Canada ("Consoltex"), CONSOLTEX (USA) INC., a New York corporation ("Consoltex USA"), THE BALSON-HERCULES GROUP LTD., a Rhode Island corporation ("Balson-Hercules"), LINQ INDUSTRIAL FABRICS, INC., a Delaware corporation ("LINQ"), and CONSOLTEX MEXICO, S.A. DE C.V., a Mexican corporation ("Consoltex Mexico"), and RAFYTEK, S.A. DE C.V., a Mexican corporation ("Rafytek" and together with Consoltex Holdings, Consoltex, Consoltex USA, Balson-Hercules, LINQ and Consoltex Mexico, the "Borrowers", and each individually a "Borrower"), as Borrowers, the other subsidiaries of Consoltex Holdings referred to therein as Guarantors, NATIONAL BANK OF CANADA, a bank governed by the BANK ACT (Canada) (the "Bank Act"), in its capacity as a Lender ("NBC"), BANK OF AMERICA, N.A., a national banking association organized and existing under the laws of the United States, in its capacity as a Lender ("Bank of America"), and EACH OTHER FINANCIAL INSTITUTION PARTY THERETO AS A LENDER (hereinafter NBC, Bank of America and each other such financial institutions may be referred to individually as a "Lender" or collectively as the "Lenders"), NATIONAL BANK OF CANADA, in its capacity as administrative agent for the Canadian Facilities Lenders (as defined in the Credit Agreement) (in such capacity, the "Canadian Agent"), and BANK OF AMERICA, N.A., in its capacity as administrative agent for the U.S. Facilities Lenders (as defined in the Credit Agreement) (in such capacity, the "US Agent" and together with the Canadian Agent, the "Agents"), as amended by Amendment No. 1 to Second Amended & Restated Credit Agreement dated as of December 29, 2000, and as further amended by Amendment No. 2 to Second Amended & Restated Credit Agreement dated as of March 30, 2001 (as heretofore amended and as from time to time further amended, restated, modified, supplemented, or amended and restated, the "Credit Agreement"). All capitalized terms not otherwise defined herein shall have the meaning given thereto in the Credit Agreement.

Reference is further made to that certain consent and waiver letter dated as of May 15, 2001, by and among the Borrowers, the Guarantors, the Agents and the Lenders, pursuant to which the time for Consoltex Holdings and its Subsidiaries to submit the certificate for the fiscal quarter of Consoltex Holdings ended March 31, 2001, otherwise due as of May 15, 2001 pursuant to SECTION 9.1(B)(II) of the Credit Agreement, was extended to May 21, 2001 (the "Original Consent Letter").

Pursuant to the request of the Borrowers, the Agents and the Lenders, by the execution of this amendment letter ("Amendment No. 3") by each of them, as acknowledged by each Borrower and each Guarantor, hereby consent to the amendment to the Credit Agreement set forth below, and each Borrower, each Guarantor, each Lender and each Agent hereby agrees that the Credit Agreement be amended as follows:

(a) The following new defined term, "AIP/CGI," is hereby added in its proper alphabetical order in SECTION 1.2 of the Credit Agreement:

               "AIP/CGI" means AIP/CGI, Inc., a Delaware corporation.

(b) The following new defined term, "AIP PIK Notes," is hereby added in its proper alphabetical order in SECTION 1.2 of the Credit Agreement:

               "AIP PIK Notes" means any subordinated debenture or
          note issued by Consoltex Holdings in favor of AIP, one of its affiliated investment funds or AIP/CGI from time to time on or after January 1, 2001, and any additional paid-in-kind notes issued pursuant to the terms of any AIP PIK Notes, each of which debentures and notes shall provide for the accrual of interest on a non-cash basis, is subordinated to the Obligations and defers all cash payments (including prepayments, whether by acceleration or otherwise) of interest, principal, fees or other amounts until after the occurrence of the Facility Termination Date, all in form and substance satisfactory to the Agents.

(c) The definition of "Additional Equity Investment" in SECTION 1.2 of the Credit Agreement is hereby deleted in its entirety and replaced with the following:

               "Additional Equity Investment" means each of the following: (a) the net amount of cash received from the issuance of any additional equity securities by Consoltex
          Holdings to, or from any equity investment made in or contributed surplus contributed to Consoltex Holdings by, AIP, one of its affiliated investment funds or AIP/CGI, or by Les Gantiers Holding B.V. or one of its Affiliates, after the Closing Date, in each case so long as not subject to any call or put provisions and having no dividends (other than paid-in-kind dividends) payable thereon until after the occurrence of the Facility Termination Date, (b) any additional equity investment made in or contributed surplus contributed to Consoltex Holdings by AIP, one of its affiliated investment funds or AIP/CGI after the Closing
          Date in exchange for the extinguishment of debt originally owing to third parties by Consoltex to the extent of the principal amount of such extinguished debt, and (c) the net amount of cash received by Consoltex Holdings from the issuance of any AIP PIK Notes.

(d) The definition of "Restricted Payment" in SECTION 1.2 of the Credit Agreement is hereby deleted in its entirety and replaced with the following:

               "Restricted Payment" means (a) any dividend or other distribution, direct or indirect, on account of any shares of any class of stock of any Borrower or any Subsidiary Securities of any Subsidiary (other than those payable or distributable solely to a Borrower or any Guarantor) now or hereafter outstanding, except a dividend payable solely in shares of a class of stock to the holders of that class; (b) any redemption, conversion, exchange, retirement or similar payment, purchase or other acquisition for value, direct or indirect, of the principal of any Subordinated Debt or any PIK Note (other than the conversion of any PIK Note into shares of capital stock of Consoltex Holdings and the issuance of additional PIK Debentures in lieu of cash interest, each in accordance with the terms of the Les Gantiers Debenture) or any AIP PIK Note (other than the conversion of any AIP PIK Note into shares of capital stock of Consoltex Holdings and the issuance of additional AIP PIK Notes in lieu of cash interest, each in accordance with the terms of the applicable debenture or note) or any shares of any class of stock of any Borrower or any Subsidiary Securities of any Subsidiary (other than those payable or distributable solely to a Borrower or any Guarantor) now or hereafter outstanding; (c) any payment made to retire, or to obtain the surrender of, any outstanding warrants, options or other rights to acquire shares of any class of stock of any Borrower or any Subsidiary Securities of any Subsidiary now or hereafter outstanding; (d) any issuance and sale of Subsidiary Securities of any Subsidiary of any Borrower (or any option, warrant or right to acquire such stock) other than to a Borrower or a Guarantor; and (e) any payment to AIP of management or other fees other than in accordance with the Fee Limitation Agreement.

(e) The definition of "Subordinated Debt" in SECTION 1.2 of the Credit Agreement is hereby deleted in its entirety and replaced with the following:

               "Subordinated Debt" means (i) all Obligations (as defined as of the Closing Date in the Subordinated Indenture) with respect to the Subordinated Notes, (ii) all obligations of any Borrower or any Subsidiary with respect to the Les Gantiers Debenture or the PIK Notes, and (iii) all obligations of Consoltex Holdings (or any other Borrower or any Subsidiary) with respect to any AIP PIK Notes.

(f) SECTION 10.9 of the Credit Agreement is hereby amended by deleting subsection (c) and inserting the following in replacement thereof:

               (c) the issuers of the Subordinated Debt may pay interest thereon in accordance with the terms thereof as in effect on the Closing Date in the Subordinated Indenture, the Subordinated Notes, the Les Gantiers Debenture, the PIK Notes and the AIP PIK Notes (but, in the case of the Les Gantiers Debenture, the PIK Notes and the AIP PIK Notes, and any replacements of any of them, no such payment will be made in cash); PROVIDED that no such issuer of Subordinated Debt may redeem, retire, defease or otherwise acquire for value any principal amount of any such Subordinated Debt for any reason whether as an optional or mandatory redemption.

(g) The following new SECTION 10.28 is hereby added to the Credit Agreement in its proper place:

          10.28. AIP PIK NOTES.

               (a) Without limitation of the generality of SECTION 10.20(B), amend, revise or supplement, in any manner adverse to the interests of the Lenders, the subordination provisions or payment or conversion or redemption terms of any AIP PIK Notes, or any other covenants contained in, or Events of Default with respect to, any AIP PIK Notes; or

               (b) Pay any interest due and payable under any AIP PIK Notes in cash, and instead will only pay such interest by the issuance of additional AIP PIK Notes or related debentures or notes pursuant to the terms of the applicable documentation with respect thereto.

(h) SECTION 11.1 of the Credit Agreement is hereby amended by deleting part
   (ii) of subsection (e) and inserting the following in replacement thereof:

               (ii) a default, which is not waived, in the performance, observance or fulfillment of any term or covenant contained in the Subordinated Indenture, the Les Gantiers Debenture, any Subordinated Note, any PIK Note, any AIP PIK Note or any agreement or instrument under or pursuant to which any Subordinated Debt or any other
          Indebtedness or Rate Hedging Obligation may have been issued, created, assumed, guaranteed or secured by any Borrower, any Guarantor or any Subsidiary, or

Pursuant to the further request of the Borrowers, the Agents and the Lenders, by the execution of this Amendment No. 3 by each of them, as acknowledged by each Borrower and each Guarantor, hereby consent to Consoltex Holdings and its Subsidiaries submitting on or before May 24, 2001 the certificate for the fiscal quarter of Consoltex Holdings ended March 31, 2001 otherwise due as of May 21, 2001 pursuant to SECTION 9.1(B)(II) of the Credit Agreement and the Original Consent Letter.

Pursuant to the further request of the Borrowers, the Agents and the Lenders, by the execution of this Amendment No. 3 by each of them, as acknowledged by each Borrower and each Guarantor, hereby waive any Default or Event of Default that would otherwise arise from the failure to deliver the certificate required by SECTION 9.1(B)(II) and the Original Consent Letter for the fiscal quarter of the Borrowers ended March 31, 2001 on or before May 21, 2001, provided that such consent shall terminate, and an immediate Event of Default shall occur, in the event that such certificate is not received by the Agents and the Lenders by 5:00 p.m. Charlotte, North Carolina time on May 24, 2001.

In addition to any other requirement set forth herein, the effectiveness of this Amendment No. 3 and the amendments to the Credit Agreement and other terms herein provided, are subject to the satisfaction of the following conditions precedent:

          1. The US Agent shall have received (i) eight (8) original counterparts of this Amendment No. 3, duly executed by each of the parties thereto; and

          2. The US Agent shall have received a copy of all executed documentation in connection with any AIP PIK Notes issued on or prior to the date hereof, including without limitation the $6,500,000 of AIP PIK Notes deemed issued by Consoltex Holdings on or about January 11, 2001, January 16, 2001, and January 26, 2001, all certified to be true and correct by an Authorized Representative, all of which shall be in form and substance satisfactory to the US Agent.

None of the terms or conditions of this Amendment No. 3 may be changed, modified, waived, or canceled, except by writing signed by all the parties hereto, specifying such change, modification, waiver, or cancellation. No provision hereof shall affect or impair any term or condition of the Credit Agreement or any of the other Loan Documents as currently in full force and effect.

This Amendment No. 3 may be executed in any number of counterparts, each of which shall be deemed to be an original as against any party whose signature appears thereon, and all of which shall together constitute one instrument.

                           [SIGNATURE PAGES FOLLOW.]

Sincerely yours,

BANK OF AMERICA, N.A.


By: /S/LARRY HESS
Name: W. Larry  Hess
Title: Managing Director

NATIONAL BANK OF CANADA


By:  /S/DANA ADES        /S/LOUIS LATENDRESSE
Name: Dana Ades          Louis Latendresse
Title: Special Loans and Real Estate


ACCEPTED AND AGREED TO as of the 21 day of May, 2001:

THE BANK OF NOVA SCOTIA

By:
Name:
Title:


FLEET BUSINESS CREDIT CORPORATION

By:  /S/RODNEY G. MCSWAIN
Name: Rodney G. McSwain
Title: Vice-President


GMAC BUSINESS CREDIT, LLC

By:  /S/JOSEPH SKAFEROWSKY
Name: Joseph Skaferowsky
Title: Director

CONSOLTEX HOLDINGS, INC.
CONSOLTEX INC.
CONSOLTEX (USA) INC.


By:  /S/PAUL J. BAMATTER
Name: Paul J. Bamatter
Title: Vice President, Finance and Chief Financial Officer


THE BALSON-HERCULES GROUP LTD.
LINQ INDUSTRIAL FABRICS, INC.


By:  /S/PAUL J. BAMATTER
Name: Paul J. Bamatter
Title: Vice President, Strategic Planning

CONSOLTEX MEXICO, S.A. DE C.V.
RAFYTEK, S.A. de C.V.
VERA PAK, S.A. DE C.V.
VEST COMPANY VESTCO, S.A. DE C.V.
ROYALTON MEXICANA, S.A. DE C.V.


By:  /S/PAUL J. BAMATTER
Name: Paul J. Bamatter
Title: Director


MARINO TECHNOLOGIES DE MEXICO, S.A. DE C.V.


By:  /S/PAUL J. BAMATTER
Name: Paul J. Bamatter
Title: Director


RAFYTICA, S.A.


By:  /S/PAUL J. BAMATTER
Name: Paul J. Bamatter
Title: Director

Exhibit 10.25

                         AMENDMENT NO. 4 TO SECOND
                   AMENDED AND RESTATED CREDIT AGREEMENT

     This Amendment No. 4 to Second Amended and Restated Credit Agreement (this "Agreement") dated as of May 24, 2001 is made by and among CONSOLTEX HOLDINGS, INC., a Delaware corporation ("Consoltex Holdings"), CONSOLTEX INC., a corporation incorporated under the laws of New Brunswick, Canada ("Consoltex"), CONSOLTEX (USA) INC., a New York corporation ("Consoltex USA"), THE BALSON-HERCULES GROUP LTD., a Rhode Island corporation ("Balson-Hercules"), LINQ INDUSTRIAL FABRICS, INC., a Delaware corporation ("LINQ"), CONSOLTEX MEXICO, S.A. DE C.V., a Mexican corporation ("Consoltex Mexico"), RAFYTEK, S.A. DE C.V., a Mexican corporation ("Rafytek" and collectively with Consoltex Holdings, Consoltex, Consoltex USA, Balson-Hercules, LINQ and Consoltex Mexico, the "Borrowers"), BANK OF AMERICA, N.A., a national banking association organized and existing under the laws of the United States, in its capacity as US agent (the "US Agent") for the Lenders (as defined below), BANK OF AMERICA, N.A., a national banking association organized and existing under the laws of the United States, in its capacity as a Lender ("Bank of America"), NATIONAL BANK OF CANADA, a bank governed by the BANK ACT (Canada), in its capacity as Canadian Agent (the "Canadian Agent", and together with the US Agent, the "Agents") for the Lenders, NATIONAL BANK OF CANADA, a bank governed by the BANK ACT (Canada), in its capacity as a Lender, each of the other Lenders, and each of the Guarantors (as defined in the Credit Agreement) signatory hereto.

                           W I T N E S S E T H:

     WHEREAS, the Borrowers, the Agents and each of the lenders from time to time party thereto (the "Lenders") have entered into that certain Second Amended and Restated Credit Agreement dated as of November 7, 2000, as amended by Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of December 29, 2000, as further amended by Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of March 30, 2001, and as further amended by Amendment No. 3 to Second Amended and Restated Credit Agreement dated as of May 21, 2001 (as so amended, as hereby amended and as from time to time hereafter further amended, modified, supplemented, restated, or amended and restated, the "Credit Agreement"; the capitalized terms as used in this Agreement not otherwise defined herein shall have the respective meanings given thereto in the Credit Agreement), pursuant to which the Lenders have made available to the Borrowers a US revolving credit facility (including a letter of credit facility), a Canadian revolving credit facility (including a letter of credit facility and a swing line sublimit), a US term loan facility and a Canadian term loan facility; and

     WHEREAS, each of the Guarantors has entered into one or more Facility Guaranties pursuant to which it has guaranteed certain or all of the obligations of the Borrowers under the Credit Agreement and the other Loan Documents; and

     WHEREAS, the Credit Parties (as defined below) have advised the Agents and the Lenders that they desire, among other things, to sell certain assets and operations of the Credit Parties in Mexico and the United States; and

     WHEREAS, various of the transactions which are required to be consummated to effect such asset sales are prohibited by the terms of the Credit Agreement and various other Loan Documents and, therefore, the Credit Parties have requested that the Lenders and Agents execute and deliver this Agreement in order to consent, subject to the terms and conditions herein specified, to such transactions; and

     WHEREAS, the Credit Parties have further advised the Agents and the Lenders that they desire to amend certain provisions of the Credit Agreement, including without limitation the Total Commitment with respect to the Revolving Credit Facilities and certain covenant calculations; and

     WHEREAS, the Borrowers have further requested that certain covenants and other provisions of the Credit Agreement be amended, and the Agents and the Lenders have agreed so to amend the Credit Agreement on the terms and conditions set forth herein;

     WHEREAS, the Borrowers have agreed, in consideration for the amendments and consents set forth herein, to reduce the Total Commitment with respect to the Revolving Credit Facilities as set forth herein on the date hereof, all or a portion of which reduction would otherwise be required pursuant to the terms of the Credit Agreement at a later date in connection with the John King Asset Disposition (as defined below);

     NOW, THEREFORE, in consideration of the premises and further valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

1. DEFINITIONS.

(a) Any capitalized terms used but not otherwise defined herein shall have the meaning given thereto in the Credit Agreement; and

(b) "Credit Party" and "Credit Parties" means, individually or collectively as the context may indicate, the Borrowers and the Guarantors.

2. AMENDMENTS TO CREDIT AGREEMENT. Subject to the terms and conditions set forth herein, the Credit Agreement is hereby amended as follows:

(i) The following new defined term, "Adjusted Quarterly Consolidated EBITDA," is hereby added in its proper alphabetical order in SECTION 1.2 of the Credit Agreement:

               "Adjusted Quarterly Consolidated EBITDA" means, for any period of measurement thereof, the SUM of (i) Consolidated EBITDA for such period and (ii) the Equity Addback Amount received by Consoltex Holdings during such period.

(j) The following new defined term, "Continuing Operations," is hereby added in its proper alphabetical order in SECTION 1.2 of the Credit
   Agreement:

               "Continuing Operations" means all operations of the Borrowers and their Subsidiaries for any period ending on the date of computation thereof, whether or not such operations continued throughout such period, but EXCLUDING for such entire period those operations that were or will be discontinued as a direct consequence of the occurrence of the Permitted Asset Dispositions and the John King Asset Disposition.

(k) The following new defined term, "Equity Addback Amount," is hereby added in its proper alphabetical order in SECTION 1.2 of the Credit
   Agreement:

               "Equity Addback Amount" means, for any period beginning on January 1, 2001 and ending on the date of measurement thereof, the SUM of each of the following (without duplication) occurring during such measurement period: (a) the net amount of cash received by Consoltex Holdings in exchange for any additional equity securities issued by Consoltex Holdings to, or equity investment made in or contributed surplus contributed to Consoltex Holdings by, AIP, one of its affiliated investment funds or AIP/CGI, in each case not subject to any call or put provisions and having no dividends (other than paid-in-kind dividends) payable thereon until after the occurrence of the Facility Termination Date, and in form and substance acceptable to the Agents, and (b) the net amount of cash received by Consoltex Holdings in exchange for the issuance of AIP PIK Notes by Consoltex Holdings.

(l) The following new defined term, "John King Asset Disposition," is hereby added in its proper alphabetical order in SECTION 1.2 of the Credit Agreement:

               "John King Asset Disposition" means the voluntary sale or transfer, for cash and otherwise on terms and conditions satisfactory to the Agents, of any of the assets (other than inventory in the ordinary course of business) of the John King division of Balson-Hercules, PROVIDED THAT to the extent the terms or conditions of such disposition materially differ from the terms and conditions previously disclosed to the Agents and the Lenders, such terms and conditions shall be satisfactory to the Required Lenders.

(m) The following new defined term, "Payment Deferral Arrangement," is hereby added in its proper alphabetical order in SECTION 1.2 of the Credit Agreement:

               "Payment Deferral Arrangement" means, individually or collectively as the context may indicate, one or more arrangements, and the documentation related thereto, pursuant to which AIP or one of its affiliated investment funds acquires and holds Subordinated Notes and enters into documentation providing for, among other things, the deferral of the receipt of any amounts with respect to such Subordinated Notes (whether representing scheduled payments or prepayments, whether by acceleration or otherwise, of interest, principal, fees or any other amount), the non-transferability of such Subordinated Notes, and the right of the Agents and the Lenders to vote the interest in such Subordinated Notes of such holder in the event of a bankruptcy proceeding, all in form and substance satisfactory to the Agents.

(n) The following new defined term, "Permitted Asset Disposition," is hereby added in its proper alphabetical order in SECTION 1.2 of the Credit Agreement:

               "Permitted Asset Disposition" means, individually or collectively as the context may indicate, the voluntary sale or transfer, for cash and otherwise on terms and conditions satisfactory to the Agents, of any of the assets (other than inventory in the ordinary course of business) or capital stock of: (i) the linings business of Balson-Hercules, (ii) the small bag business of Rafytek, (iii) Rafytica, and (iv) Royalton, PROVIDED THAT to the extent the terms or conditions of any such disposition materially differ from the terms and conditions previously disclosed to the Agents and the Lenders, the terms and conditions of such disposition shall be satisfactory to the Required Lenders.

(o) The definition of "Accounts Receivable" in SECTION 1.2 of the Credit Agreement is hereby deleted in its entirety and replaced with the following:

               "Accounts Receivable" means all accounts receivable of the Borrowers (excluding Consoltex Holdings, Consoltex Mexico and Rafytek) either (a) created by such Borrower in the ordinary course of the business of such Borrower arising from the sale of inventory and/or the provision of services in such Borrower's ordinary course of business, or (b) acquired by such Borrower from Consoltex Mexico, Rafytek or any of the Mexican Companies in the ordinary course of the business of such Borrower so long as such accounts receivable originally arose from the sale of inventory and/or the provision of services in the ordinary course of business of the transferor thereof.

(p) The definition of "Additional Equity Investment" in SECTION 1.2 of the Credit Agreement is hereby deleted in its entirety and replaced with the following:

               "Additional Equity Investment" means each of the following: (a) the net amount of cash received from the issuance of any additional equity


80
          securities by Consoltex Holdings to, or from any equity investment made in or contributed surplus contributed to Consoltex Holdings by, AIP, one of its affiliated investment funds or AIP/CGI, or by Les Gantiers Holding B.V. or one of its Affiliates, after the Closing Date, in each case so long as not subject to any call or put provisions and having no dividends (other than paid-in-kind dividends) payable thereon until after the occurrence of the Facility Termination Date, (b) any additional equity investment made in or contributed surplus contributed to Consoltex Holdings by AIP, one of its affiliated investment funds or AIP/CGI after the Closing
          Date in exchange for the extinguishment of debt originally owing to third parties by Consoltex to the extent of the principal amount of such extinguished debt, (c) the principal amount of Subordinated Notes that are subject to a Payment Deferral Arrangement, and (d) the net amount of cash received by Consoltex Holdings from the issuance of any AIP
          PIK Notes.

(q) The definition of "Adjusted Consolidated EBITDA" in SECTION 1.2 of the Credit Agreement is hereby deleted in its entirety and replaced with the following:

               "Adjusted Consolidated EBITDA" means, for any period of computation thereof, the sum (without duplication) of (i) Annualized Consolidated EBITDA applicable to such period,
          (ii) the fees paid in cash by the Borrowers to consultants, appraisers and field examiners engaged by the Agents and the Lenders during the Four-Quarter Period ending on the last date of the period of computation, but not including any such fees paid prior to January 1, 2001, (iii) to the extent the Four-Quarter Period ending on the last date of the period of computation includes the fiscal quarter ended December 31, 2000, the AIP Investment net of all distributions and other Restricted Payments to AIP or any of their respective Affiliates during such period, (iv) to the extent the Four-Quarter Period ending on the last date of the period of computation includes a fiscal quarter in which such investment is made, the cash amount received by Consoltex Holdings in connection with any Management Investment or Additional Equity Investment, (v) to the extent the Four-Quarter Period ending on the last date of the period of computation includes a fiscal quarter in which such investment is made, the amount of debt originally owing to third parties that has been extinguished or deferred pursuant to subsection (b) or (c) of the definition of Additional Equity Investment, and (vi) with respect to the Four-Quarter Period ending on March 31, 2001, any amount of Additional Equity Investment either (A) resulting from the extinguishment of debt originally owing to third parties by Consoltex pursuant to subsection (b) of the definition of such term, or (B) pursuant to subsection (c) of the definition of such term, in each case to the extent such Additional Equity Investment is made after March 31, 2001, but prior to the date the certificate for the fiscal quarter ending March 31, 2001 required by SECTION 9.1(B)(II) is delivered, PROVIDED that any such amount included in the Four-Quarter Period ending March 31, 2001 shall not be included in the computations for any Four-Quarter Period ending after December 31, 2001, notwithstanding such Additional Equity Investment otherwise satisfying the provisions of part (v) of this definition for such period.

(r) The definition of "Applicable Margin" in SECTION 1.2 of the Credit Agreement is hereby deleted in its entirety and replaced with the following:

               "Applicable Margin" means that percent per annum set forth as the Applicable Margin in the following table:

                            APPLICABLE MARGIN
        Revolving Credit Loans                       TERM LOANS
-----------------------------------------------------------------------
     EURODOLLAR Rate and Bankers' Acceptances           Eurodollar
                                                        Rate and
                                                 Base   Bankers'   Base
                                                 Rate  Acceptances Rate

                       3.25%                    2.25%    3.50%    2.50%


(s) The definition of "Asset Disposition" in SECTION 1.2 of the Credit Agreement is hereby deleted in its entirety and replaced with the following:

               "Asset Disposition" means any voluntary disposition, whether by sale, lease or transfer, of (a) any of the assets of any Borrower or any of its Subsidiaries that is permitted under SECTION 10.6(C), (F) OR (G), and (b) any of the capital stock, or securities or investments exchangeable, exercisable or convertible for or into, or otherwise entitling the holder to receive any of the capital stock, of any Subsidiary of Consoltex Holdings (other than a disposition to a Borrower or a Guarantor).

(t) The definition of "Consolidated EBITDA" in SECTION 1.2 of the Credit Agreement is hereby deleted in its entirety and replaced with the following:

               "Consolidated EBITDA" means, with respect to the Borrowers and their Subsidiaries for any period ending on the date of computation thereof, the sum of the following with respect only to Continuing Operations: (i) Consolidated Net Income, (ii) Consolidated Interest Expense, (iii) income tax expense, (iv) amortization expense, (v) depreciation expense, (vi) any non-recurring or extraordinary non-cash losses for such period (net of any non-recurring or extraordinary gains), (vii) all management or other fees payable by Consoltex Holdings to AIP accrued, but not paid in cash, during such period, and (viii) with respect to any foreign currency exchange gains and losses that are set forth as a specific gain or loss in the financial statements most recently delivered


82
          pursuant to SECTION 9.1(A)(I) or 9.1(B)(I), (a) to the extent of any such foreign currency exchange gain included in Net Income, less such gain and (b)to the extent of any such foreign currency exchange loss included in Net Income, plus such loss, all determined on a consolidated basis and in accordance with GAAP applied on a Consistent Basis; PROVIDED, HOWEVER, that notwithstanding the foregoing, there shall be excluded from such computation any non-cash expense related to post-retirement employee benefits.

(u) The definition of "Consolidated Total Debt" in SECTION 1.2 of the Credit Agreement is hereby deleted in its entirety and replaced with the following:

               "Consolidated Total Debt" means, as of any date on which the amount thereof is to be determined, the SUM (without duplication) of (i) all Indebtedness for Money Borrowed of Consoltex Holdings and its Subsidiaries, including without limitation all Subordinated Debt, but excluding (A) any Subordinated Notes that are subject to a Payment Deferral Arrangement and (B) the AIP PIK Notes,
          (ii) the aggregate Rate Hedge Value owing by Consoltex Holdings and its Subsidiaries with respect to all applicable Rate Hedging obligations incurred thereby, (iii) all Contingent Obligations of Consoltex Holdings and its Subsidiaries, and (iv) all obligations of Consoltex Holding and its Subsidiaries arising out of the acquisition of Atlas or Marino owing to the former shareholders of Atlas or Marino, including in each case all such items incurred by any partnership or joint venture as to which Consoltex Holdings or any of its Subsidiaries is liable as a general partner or joint venturer, all determined on a consolidated basis.

(v) The definition of "Loan Documents" in SECTION 1.2 of the Credit Agreement is hereby deleted in its entirety and replaced with the following:

               "Loan Documents" means this Agreement, the Notes, the Security Instruments, the Facility Guaranties, the Consolidated Amendments, the Lock Box Agreements, the Deposit Account Agreements, the LC Account Agreement, the Applications and Agreements for Letter of Credit, each Mortgage, the Third Amendment to Mortgage, all documents relating to a Payment Deferral Arrangement, and all other agreements, instruments and documents heretofore or hereafter executed and delivered to or in favor of any Lender (including the Canadian Issuing Bank or the US Issuing Bank) or either Agent in connection with the Loans made and transactions contemplated under this Agreement, as the same may be amended, supplemented or replaced from the time to time.

(w) The definition of "Lock Box Agreements" in SECTION 1.2 of the Credit Agreement is hereby deleted in its entirety and replaced with the following:


83

               "Lock Box Agreements" means, collectively, each certain Lock Box Agreement by and among certain of the US Borrowers or Canadian Borrowers and the US Agent, the US Collateral Agent, the Canadian Agent or the Canadian Collateral Trustee, as applicable, providing for the establishment and operations of the Lock Boxes, as amended, restated, modified or replaced from time to time in accordance with its terms, in form and substance reasonably satisfactory to the Agents and the Lenders.

(x) The definition of "Pricing Grid" in SECTION 1.2 of the Credit Agreement is hereby deleted in its entirety without replacement.

(y) The definition of "Required Lenders" in SECTION 1.2 of the Credit Agreement is hereby deleted in its entirety and replaced with the following:

               "Required Lenders" means, as of any date, Lenders on such date having Credit Exposures (as defined below) aggregating at least 66-2/3% of the aggregate Credit Exposures of all the Lenders on such date. For purposes of the preceding sentence, the amount of the "CREDIT EXPOSURE" of each Lender (i) at any time prior to the occurrence of an Acceleration Event, shall be equal to the sum of the aggregate principal amount of such Lender's Commitment under the Revolving Credit Facilities (unless such Lender is a Non-Funding Lender, in which event such amount shall be the aggregate principal amount of Loans owing to such Lender under the Revolving Credit Facilities (including the face amount of Bankers' Acceptances accepted by such Lender)), plus the amount of such Lender's Applicable Commitment Percentage, if any, of Outstandings under the Letter of Credit Facilities (unless such Lender has not funded its Participation in a Reimbursement Obligation, in which event such amount shall be such Lender's Applicable Commitment Percentage of undrawn and outstanding Letters of Credit plus the amount of Participations in outstanding Reimbursement Obligations it has funded) plus, if the Term Loan Facilities have not been repaid or prepaid in full prior to such time, the amount of such Lender's Term Loan Outstandings; and (ii) at any time after the occurrence of an Acceleration Event, shall be equal to the aggregate principal amount of all Outstandings owing to such Lender after taking into account all payments actually received or made by such Lender pursuant to SECTION 4.12 hereof; PROVIDED THAT, if any Lender shall have failed to pay to the Canadian Issuing Bank or the US Issuing Bank, as the case may be, its entire Applicable Commitment Percentage of any Reimbursement Obligation, the Credit Exposure of such Lender attributable to such unfunded amount of such Reimbursement Obligations shall be deemed to be held by the Lender that is also the applicable Issuing Bank for purposes of this definition.
          For purposes of SECTION 12.7, Credit Exposures shall be determined only with respect to the Canadian Facilities or the US Facilities, as applicable.

(z) The definition of "Subordinated Debt" in SECTION 1.2 of the Credit Agreement is hereby deleted in its entirety and replaced with the following:

               "Subordinated Debt" means (i) all Obligations (as defined as of the Closing Date in the Subordinated Indenture) with respect to the Subordinated Notes (notwithstanding any adjustments to such Obligations pursuant to the terms of any Payment Deferral Arrangement),
          (ii) all obligations of any Borrower or any Subsidiary with respect to the Les Gantiers Debenture or the PIK Notes, and
          (iii) all obligations of Consoltex Holdings (or any other Borrower or any Subsidiary) with respect to any AIP PIK Notes.

(aa) The definition of "Total Commitment" in SECTION 1.2 of the Credit Agreement is hereby deleted in its entirety and replaced with the following:

               "Total Commitment" means (i) with respect to the Canadian Revolving Credit Facility, an aggregate principal amount equal to $16,515,067.06 as reduced from time to time in accordance with SECTION 2.2, (ii) with respect to the Canadian Term Loan Facility, an aggregate principal amount equal to $21,051,470.60, (iii) with respect to the US Revolving Credit Facility an aggregate principal amount equal to $33,484,932.94, as reduced from time to time in accordance with SECTION 2.2, and (iv) with respect to the US Term Loan Facility an aggregate principal amount equal to $38,198,529.40.

(bb) SECTION 2.1(e) of the Credit Agreement is hereby amended by deleting the parenthetical in the first sentence thereof reading "(to be applied in ratable amounts to reduce the Canadian Term Loan and the US Term
   Loan)", without replacement thereof.

(cc) SECTION 2.1(e) of the Credit Agreement is hereby amended by deleting subsection (ii) thereof, and inserting the following in place thereof:

               (ii) a prepayment shall be made from the proceeds of each Asset Disposition, other than a Permitted Asset Disposition, in an amount equal to one hundred percent (100%) of the Net Proceeds of such Asset Disposition; and

               (iii) a prepayment shall be made from the proceeds of each Permitted Asset Disposition in an amount equal to one hundred percent (100%) of the Net Proceeds of such Asset Disposition.

(dd) SECTION 2.1(e) of the Credit Agreement is hereby amended by deleting the first sentence of the first paragraph immediately following sub-clause (iii) thereof, and replacing such sentence with the following:

               Each prepayment will be made within ten (10) Business Days of receipt of any proceeds of any of the above, whether such receipt is partial or entire, without regard to any contingencies, earn-outs or future payments, and in each case upon not less than five (5) Business Days' irrevocable written notice to the Agents, which notice shall be given as soon as practicable after the receipt of any proceeds of any nature set forth in SECTION 2.1(E)(I), (II) OR (III) above, and shall include a certificate of an Authorized Representative setting forth in reasonable detail the calculations utilized in computing the amount of such prepayment.

(ee) SECTION 2.1(Ee of the Credit Agreement is hereby amended by deleting the last sentence thereof, and replacing such sentence with the following:

          All mandatory prepayments made pursuant to SECTION 2.1(E)(II) shall be applied (x) first, to the extent the asset so disposed of constituted part of the Borrowing Base prior to its disposition, to the extent of its value in the Borrowing Base (after application of the applicable advance rate to such asset under the definition of "Borrowing Base"), to repay the Canadian Revolving Credit Facility and the US Revolving Credit Facility pro rata, and to permanently reduce the Revolving Credit Commitments pro rata in an amount equal to such repayment, PROVIDED that to the extent such repayment is made with the Net Proceeds of the John King Asset Disposition only, no permanent reduction of the Revolving Credit Commitments shall be required under this subsection (x) to the extent of the prior $7,500,000 reduction in the Total Commitment with respect to the Revolving Credit Facilities occurring on or about May 24, 2001, which reduction reduced the Total Commitment with respect to the Revolving Credit Facilities from $57,500,000 to $50,000,000, (y) second, pro rata to the Canadian Term Loan and the US Term Loan to reduce the remaining installments of principal under each Term Loan in inverse order of their maturities, and (z) third, in the event that the Term Loans have been paid in full, thereafter to repay the Canadian Revolving Credit Facility and the US Revolving Credit Facility pro rata, and to permanently reduce the Revolving Credit Commitments pro rata in an amount equal to such repayment. All mandatory prepayments made pursuant to
          SECTION 2.1(E)(III) shall be applied pro rata to the Canadian Term Loan and the US Term Loan to reduce the remaining installments of principal under each Term Loan in inverse order of their maturities.

(ff) SECTION 9.1 of the Credit Agreement is hereby amended by deleting subsection (l) and inserting the following in replacement thereof:

               (l) no later than September 10, 2001 Consoltex Holdings shall deliver to each Agent and each Lender a written certificate by the Chief Financial Officer of Consoltex Holdings, in form and substance satisfactory to the Agents and the Lenders, certifying that Available Liquidity as at September 10, 2001 is not less than $10,000,000; and

(gg) SECTION 9.20 of the Credit Agreement is hereby amended by deleting the first sentence of such section and inserting the following in replacement thereof:

               At all times after the date set forth in SECTION 7.3(A) therefor, each US Borrower and each Canadian Borrower will maintain not less than one Lock Box and not less than one Lock Box Account, and each such Lock Box and Lock Box Account shall be maintained as provided herein and in the applicable Lock Box Agreement and Cash Collateral Agreement, and shall, so long as such Lock Box and Lock Box Account are required hereunder, notify and instruct all obligors, account parties and licensees of the Accounts Receivable, and all factors of accounts receivable from whom amounts are owing to such US Borrower or Canadian Borrower, to direct payment of all Accounts Receivable and/or all amounts due from such factors to the appropriate Lock Box.

(hh) SECTION 10.1 of the Credit Agreement is hereby amended by deleting subsection (a) and inserting the following in replacement thereof:

               (a) MINIMUM AVAILABLE LIQUIDITY. Permit Available Liquidity as of any date of measurement thereof to be less than the amount set forth below for such period or date, as applicable:

                                                         MINIMUM
                                                         AVAILABLE
PERIOD                                                   LIQUIDITY
-------                                                  -----------------
On the Closing Date                                         $15,000,000

At any time after the Closing Date and                       $7,000,000
Through November 30, 2000
At any time during December 2000                             $9,000,000

At any time from January 1, 2001                            $10,000,000
Through March 31, 2001

As of March 10, 2001                                        $12,000,000

At any time during April 2001                                $5,000,000

At any time after April 30, 2001 (except on                          $0
September 10, 2001 and October 31, 2001, when
the amount set forth below is applicable)

As of September 10, 2001                                    $10,000,000

As of October 31, 2001                                       $5,000,000

(ii) SECTION 10.1(E) of the Credit Agreement is hereby amended by deleting the proviso at the end of such subsection (e) and inserting the following in replacement thereof:

          ; PROVIDED, HOWEVER, that the amount set forth above for the period from April 1, 2001 through the Stated Termination Date shall be cumulatively reduced (x) by $500,000 upon the consummation of the sale of Royalton pursuant to clause (iv) of the definition of "Permitted Asset Dispositions" and (y) by $1,000,000 upon the consummation of the sale of the small bag business of Rafytek pursuant to clause (ii) of the definition of "Permitted Asset Dispositions"; AND PROVIDED FURTHER THAT if at any time Consoltex Mexico and/or any of the Mexican Companies grants to the Agents and the Lenders Liens in its assets pursuant to SECTION 5.7, compliance with this covenant shall no longer be required.

(jj) SECTION 10.1 of the Credit Agreement is hereby amended by adding the following subsection (f) thereto:

               (f) MINIMUM ADJUSTED QUARTERLY CONSOLIDATED EBITDA. Permit Adjusted Quarterly Consolidated EBITDA as of the end of the applicable period of Consoltex Holdings and its Subsidiaries set forth below to be less than that amount set forth below opposite such period:

                                                      Adjusted
                                                      Quarterly
                                                     CONSOLIDATED
PERIOD                                                  EBITDA
-------                                             -------------

One-quarter period ending March 31, 2001             $9,000,000

Two-quarter period ending June 30, 2001             $18,000,000

Three-quarter period ending September 30, 2001      $27,000,000


(kk) SECTION 10.6 of the Credit Agreement is hereby amended by deleting the "and" at the end of subsection (f) thereof , deleting subsection (g) thereof, and inserting the following at the end of SECTION 10.6:

               (g) the John King Asset Disposition and each of the Permitted Asset Dispositions; and

               (h) dispositions of property not otherwise permitted above which has a net book value not to exceed $1,000,000 in the aggregate during the term of this Agreement;

          PROVIDED THAT to the extent any sale, lease, transfer or other disposition of any assets of any Borrower or any Subsidiary constitutes a Permitted

          Asset Disposition or the John King Asset Disposition, such sale, lease, transfer or other disposition shall be deemed to have been consummated pursuant to SECTION 10.6(G) hereof, notwithstanding the applicability of any other subsection of this SECTION 10.6.

(ll) SECTION 10.9 of the Credit Agreement is hereby amended by deleting subsection (c) and inserting the following in replacement thereof:

               (c) except with respect to any Subordinated Debt subject to any Payment Deferral Arrangement, the issuers of the Subordinated Debt may pay interest thereon in accordance with the terms thereof as in effect on the Closing Date in the Subordinated Indenture, the Subordinated Notes, the Les Gantiers Debenture, the PIK Notes and the AIP PIK Notes (but, in the case of the Les Gantiers Debenture, the PIK Notes and the AIP PIK Notes, and any replacements of any of them, no such payment will be made in cash); PROVIDED that no such issuer of Subordinated Debt may redeem, retire, defease or otherwise acquire for value any principal amount of any such Subordinated Debt for any reason whether as an optional or mandatory redemption.

(mm) The following new SECTION 10.29 is hereby added to the Credit Agreement in its proper place:

          10.29. PAYMENT DEFERRAL ARRANGEMENTS.

               (a) Without limitation of the generality of SECTION 10.20(B), amend, revise or supplement, in any manner adverse to the interests of the Lenders, the provisions of any document relating to a Payment Deferral Arrangement; or

               (b) Pay in cash any amount otherwise due and payable pursuant to the terms of the Subordinated Indenture or otherwise with respect to any Subordinated Note that is subject to a Payment Deferral Arrangement.

(nn) The following new SECTION 10.30 is hereby added to the Credit Agreement in its proper place:

          10.30. TENNESSEE ASSETS Have assets located in the state of Tennessee with a fair market value in excess of $200,000.

(33) SECTION 11.1 of the Credit Agreement is hereby amended by deleting part (ii) of subsection (e) and inserting the following in replacement thereof:

               (ii) a default, which is not waived, in the performance, observance or fulfillment of any term or covenant contained in the Subordinated

          Indenture, the Les Gantiers Debenture, any Subordinated Note, any PIK Note, any AIP PIK Note, any document relating to a Payment Deferral Arrangement with respect to any Subordinated Note, or any agreement or instrument under or pursuant to which any Subordinated Debt or any other Indebtedness or Rate Hedging Obligation may have been issued, created, assumed, guaranteed or secured by any Borrower, any Guarantor or any Subsidiary, or

(pp) EXHIBIT A to the Credit Agreement is hereby deleted in its entirety and replaced with the EXHIBIT A attached on SCHEDULE 1 hereto.

(qq) EXHIBIT J to the Credit Agreement is hereby deleted in its entirety and replaced with the EXHIBIT J attached on SCHEDULE 2 hereto.

3. CONSENT. Notwithstanding anything to the contrary in SECTIONS 2.1, 2.2 OR 10.6 of the Credit Agreement (as in effect prior to the effectiveness of this Agreement) relating to such asset disposition or the application of proceeds therefrom, and subject to the terms and conditions set forth herein, each of the Agents and each Lender hereby consents to the disposition by Rafytek of its plant located in Santiago, Mexico, and all equipment located therein, subject to that certain Purchase and Sale Agreement dated February 7, 2001, by and between Rafytek and Nicandro Ortiz Garpar, the Net Proceeds of which, in the amount of approximately $773,000, have previously been applied to repay the Canadian Revolving Credit Facility and the US Revolving Credit Facility pro rata, without reduction of the Revolving Credit Commitments.

4. CONDITIONS PRECEDENT. The effectiveness of this Agreement and the amendments to the Credit Agreement and other terms herein provided, are subject to the satisfaction of the following conditions precedent:

(a) The Agent shall have received each of the following documents or instruments in form and substance reasonably acceptable to the Agents and their special counsel:

    (i) eight (8) original counterparts of this Agreement, duly executed by each of the parties thereto, together with all schedules and exhibits thereto duly completed;

   (ii) eight (8) original counterparts of that certain Bankruptcy Rights Agreement dated as of May 24, 2001 by and among AIP/CGI, Inc., Bank of America, N.A. and National Bank of Canada, duly executed by each of the parties thereto, together with all schedules and exhibits thereto duly completed;

  (iii) eight (8) original counterparts of a comfort letter of AIP Capital Fund II addressing its commitment to continue to provide financial and human resources for the success of Consoltex Holdings, in form and substance satisfactory to the Agents;

  (iv) eight (8) original counterparts of an agreement by AIP Capital Fund II for the benefit of the Agents and the Lenders not to purchase, directly or indirectly, any additional Subordinated Notes after the date hereof;

   (v) a copy of each document, fully executed, in connection with a Payment Deferral Arrangement with respect to $34,650,000 of Subordinated Notes issued under the Subordinated Indenture and held by AIP or an investment affiliate thereof;

   (vi) a certificate of incumbency of the trustee under the Subordinated Indenture demonstrating the authorization of the execution and delivery of any document relating to the each document relating to the Payment Deferral Arrangement referred to in SECTION 4(A)(V) hereof;

  (vii) a copy of the fully executed Purchase and Sale Agreement referenced in
SECTION 3, and all related schedules in connection with the sale of the plant and all equipment therein of Rafytek located in Santiago, Mexico;
and

  (viii) such other documents, instruments, opinions, certifications, undertakings, further assurances and other matters as the Agent shall reasonably require;

(b) the documentation relating to the Payment Deferral Arrangement with respect to the Subordinated Notes referred to in SECTION 4(A)(V) hereof shall be in form and substance satisfactory to the Agent; and

(c) all fees and expenses payable to the Agents and the Lenders (including the fees and expenses of special counsel to the Agents) accrued to date shall have been paid in full.

5. ADDITIONAL UNDERTAKINGS. In addition to the foregoing, and in further consideration of the amendments to the Credit Agreement set forth herein, each Credit Party, by its respective execution of this Agreement, hereby:

(a)warrants, represents and acknowledges to each of the Agents and each of the Lenders that it has no existing credit, charge, defense, counterclaim, offset, cross-complaint, claim or demand of any kind or nature whatsoever that can be asserted to reduce or eliminate all or any part of its respective liability to pay the full indebtedness outstanding under the terms of the Credit Agreement and each of the other Loan Documents and any other documents which evidence, guaranty or secure the Obligations;

(b)releases and forever discharges each Agent, each Lender, and all of their respective officers, directors, employees, attorneys and agents from any and all actions, claims, causes of action, debts, dues, claims, demands, liabilities and obligations of every kind and nature, both in law and in equity, known or unknown, whether matured or unmatured, absolute or contingent, including any usury claims that arise out of any one or more circumstances or events that occurred prior to the date of this Agreement;

(c)waives any and all claims now or hereafter arising from or related to any delay by either Agent or any Lender in exercising any rights or remedies under the Credit Agreement or any of the other Loan Documents, including, without limitation, any delay in foreclosing any collateral securing any of the Obligations or Guarantors' Obligations or Guarantor's Obligations, as applicable;

(d)represents and warrants that each of the Credit Parties is in compliance with all of the terms and conditions of the Credit Agreement and each of the other Loan Documents and no other Default or Event of Default exists under the Credit Agreement or any of the other Loan Documents; and

(e)acknowledges and agrees that the Agents and the Lenders reserve all rights which they may have arising out of or relating to any Default or Event of Default and that any action or failure to take action on the part of either Agent or any Lender shall not operate as a waiver of any such rights.

6. CONSENT OF BORROWERS AND GUARANTORS. In addition to any amendment, consent or waiver affecting such Credit Party, each of the Credit Parties has joined in the execution of this Agreement for the purposes of consenting hereto and for the further purpose of confirming its guaranty of the Obligations of the Borrowers pursuant to the Facility Guaranty to which such Credit Party is party, and each such Credit Party does hereby so consent hereto and confirm such guaranty.

7. REPRESENTATIONS AND WARRANTIES. In order to induce the Agents and the Lenders to enter into this Agreement, the Borrowers and the Guarantors (including Consoltex Holdings) represent and warrant to the Agents and the Lenders as follows:

          (a) The representations and warranties made by each Borrower or Guarantor in ARTICLE VIII of the Credit Agreement (after giving effect to this Agreement) and in each of the other Loan Documents to which it is a party are true and correct in all material respects on and as of the date hereof, except to the extent that such representations and warranties expressly relate to an earlier date;

          (b) There has been no material adverse change in the condition, financial or otherwise, of the Borrowers and their Subsidiaries, taken as a whole, since the date of the most recent financial reports of the Borrowers received by each Agent and the Lenders under SECTION 8.6 or
     SECTION 9.1 of the Credit Agreement; and

          (c) No Default or Event of Default has occurred and is continuing and no Acceleration Event has occurred.

3. ENTIRE AGREEMENT. This Agreement, together with all the Loan Documents (collectively, the "Relevant Documents"), sets forth the entire understanding and agreement of the parties hereto in relation to the subject matter hereof and supersedes any prior negotiations and agreements among the parties relative to such subject matter. No promise, condition, representation or warranty, express or implied, not herein set forth shall bind any party hereto, and not one of them has relied on any such promise, condition, representation or warranty. Each of the parties hereto acknowledges that, except as otherwise expressly stated in the Relevant Documents, no representations, warranties or commitments, express or implied, have been made by any party to the other. None of the terms or conditions of this Agreement may be changed, modified, waived or canceled orally or otherwise, except as permitted pursuant to SECTION 13.6 of the Credit Agreement.

9. FULL FORCE AND EFFECT OF AGREEMENT. Except as hereby specifically amended, modified or supplemented, the Credit Agreement and all other Loan Documents are hereby confirmed and ratified in all respects by each party hereto and shall be and remain in full force and effect according to their respective terms. Each Guarantor hereby acknowledges and agrees to the amendments of the Credit Agreement set forth herein and hereby confirms and ratifies in all respects the Facility Guaranty to which such Guarantor is a party and enforceability of such Facility Guaranty against such Guarantor in accordance with its terms.

10. COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original as against any party whose signature appears thereon, and all of which shall together constitute one and the same instrument.

11. GOVERNING LAW. This Agreement shall in all respects be governed by, and construed in accordance with, the laws of the state of New York.

12. ENFORCEABILITY. Should any one or more of the provisions of this Agreement be determined to be illegal or unenforceable as to one or more of the parties hereto, all other provisions nevertheless shall remain effective and binding on the parties hereto.

13. REFERENCES. All references in any of the Loan Documents to the "Credit Agreement" shall mean the Credit Agreement, as amended hereby.

14. SUCCESSORS AND ASSIGNS. This Agreement shall be binding upon and inure to the benefit of each of the Borrowers, the Guarantors, the Lenders, the Agents, the U.S. Collateral Agent, the Canadian Collateral Trustee and their respective successors, assigns and legal representatives; PROVIDED, however, that the Borrowers and the Guarantors, without the prior consent of the Agents, may not assign any rights, powers, duties or obligations hereunder.

15. EXPENSES. The Borrowers agree to pay to the Agents and the Lenders all reasonable out-of-pocket expenses incurred or arising in connection with the negotiation and preparation of this Agreement.

                         [SIGNATURE PAGES FOLLOW.]

IN WITNESS WHEREOF, the parties hereto have caused this instrument to be made, executed and delivered by their duly authorized officers as of the day and year first above written.

                         BORROWERS:

                         CONSOLTEX HOLDINGS, INC., as Borrower and
                            Guarantor
                         CONSOLTEX INC., as borrower and guarantor
                         CONSOLTEX (USA) INC., as Borrower and Guarantor


                         By:    /S/PAUL J. BAMATTER
                         Name:  Paul J. Bamatter
                         Title: Vice President, Finance and Chief Financial
                                Officer



                         THE BALSON-HERCULES GROUP LTD., as Borrower and
                            Guarantor
                         LINQ INDUSTRIAL FABRICS, INC., as Borrower and
                            Guarantor

                         By:  /S/PAUL J. BAMATTER
                         Name: Paul J. Bamatter
                         Title: Vice President, Strategic Planning


                         CONSOLTEX MEXICO, S.A. de C.V., as Borrower and
                            Guarantor
                         RAFYTEK, S.A. DE C.V., as Borrower and Guarantor


                         By:  /S/PAUL J. BAMATTER
                         Name: Paul J. Bamatter
                         Title: Director

                         RAFYTICA, S.A., as Guarantor
                         VERA PAK, S.A. de C.V., as Guarantor
                         ROYALTON MEXICANA, S.A. DE C.V., as Guarantor VEST COMPANY VESTCO, S.A. DE C.V., as Guarantor MARINO TECHNOLOGIES DE MEXICO, S.A. de C.V., as
                            Guarantor


                         By:  /S/PAUL J. .BAMATTER
                         Name: Paul J. Bamatter
                         Title: Director

                         AGENTS:

                         NATIONAL BANK OF CANADA, as Canadian
                           Agent

                         By:    /S/DANA ADES
                         Name:  Dana Ades
                         Title: Special Loans and Real Estate


                         BANK OF AMERICA, N.A., as US Agent and
                           US Collateral Agent

                         By:     /S/LARRY HESS
                         Name:   Larry Hess
                         Title:  Managing Director



                         LENDERS:

                         NATIONAL BANK OF CANADA

                         By: /S/DANA ADES
                         Name:     Dana Ades
                         Title: Special Loans and Real Estate


                              BANK OF AMERICA, N.A.

                         By:    /S/LARRY HESS
                         Name:  Larry Hess
                         Title: Managing Director

                         THE BANK OF NOVA SCOTIA

                         By:    /S/PETER D.E. WILSON
                         Name:  Peter D. E. Wilson
                         Title: Vice President


                         FLEET BUSINESS CREDIT CORPORATION

                         By:    /S/RODNEY G. MCSWAIN
                         Name:  Rodney G. McSwain
                         Title: Vice-President


                         GMAC BUSINESS CREDIT, LLC

                         By:    /S/JOSEPH SKAFEROWSKY
                         Name:  Joseph Skaferowsky
                         Title: Director

                                SCHEDULE 1

               Replacement EXHIBIT A to the Credit Agreement

                              [See attached.]

                                 EXHIBIT A

                     Applicable Commitment Percentages

     I.   TOTAL FACILITIES
                                                     Applicable
                                                     Commitment
     LENDER                       COMMITMENT         PERCENTAGE

     National Bank of Canada     $ 27,591,390.31     25.2175553919%
     Bank of America, N.A.       $ 26,400,214.28     24.1972761884%
     Fleet Business Credit
       Corporation               $ 26,652,813.28     24.3733467495%
     The Bank of Nova Scotia     $  9,975,147.35      9.0812006852%
     GMAC Business Credit, LLC   $ 18,630,434.78     17.1306209850%

     Total Commitment           $ 109,250,000.00    100.0000000000%

     II.  CANADIAN REVOLVING CREDIT FACILITY
                                                     Applicable
     CANADIAN REVOLVING CREDIT                       Commitment
     FACILITY LENDERS             COMMITMENT         PERCENTAGE

     National Bank of Canada    $ 12,334,037.37      74.6835439932%
     The Bank of Nova Scotia    $  4,181,029.69      25.3164560068%

     Total Commitment           $ 16,515,067.06     100.0000000000%

     III. CANADIAN TERM LOAN FACILITY
                                                     Applicable
     CANADIAN TERM LOAN                              Commitment
     FACILITY LENDERS             COMMITMENT         PERCENTAGE

     National Bank of Canada    $ 15,257,352.94      72.4764232861%
     The Bank of Nova Scotia    $  5,794,117.66      27.5235767139%

     Total Commitment           $ 21,051,470.60     100.0000000000%

     IV.  US REVOLVING CREDIT FACILITY
                                                     Applicable
     US REVOLVING CREDIT                             Commitment
     FACILITY LENDERS             COMMITMENT         PERCENTAGE

     Bank of America, N.A.      $ 12,334,037.80      36.8345901197%
     Fleet Business Credit
       Corporation              $ 12,020,460.36      35.8981168586%
     GMAC Business Credit, LLC  $  9,130,434.78      27.2672930216%

     Total Commitment           $ 33,484,932.94     100.0000000000%

     V.   US TERM LOAN FACILITY
                                                      Applicable
     US TERM LOAN FACILITY                            Commitment
     LENDERS                       COMMITMENT         PERCENTAGE

     Bank of America, N.A.      $ 14,066,176.48      36.8238691409%
     Fleet Business Credit
       Corporation              $ 14,632,352.92      38.3060634790%
     GMAC Business Credit, LLC  $  9,500,000.00      24.8700673801%

     Total Commitment           $ 38,198,529.40     100.0000000000%

                                SCHEDULE 2

               Replacement EXHIBIT J to the Credit Agreement

                              [See attached.]

                                 EXHIBIT J

                      Form of Compliance Certificate

To:  National Bank of Canada
     Sun Life Building
     1155 Metcalfe, 5th Floor
     Montreal, Quebec
     H3B 4S9
     Attn: Ms. Michelle Fradette
     Telephone: (514) 394-8407
     Telefacsimile: (514) 394-4240

     and

     Bank of America, N.A.
     Independence Center, 15th Floor
     NC1-001-15-04
     Charlotte, North Carolina  28255
     Attention: Agency Services
     Telephone: (704) 386-7637
     Telefacsimile: (704) 386-9923


     Reference is made to the Second Amended and Restated Credit Agreement dated as of November 7, 2000 (the "Agreement") among CONSOLTEX HOLDINGS, INC., CONSOLTEX INC., CONSOLTEX (USA) INC., THE BALSON-HERCULES GROUP LTD., LINQ INDUSTRIAL FABRICS, INC., CONSOLTEX MEXICO, S.A. de C.V. and RAFYTEK, S.A. de C.V. (the "Borrowers"), each Subsidiary identified as a Guarantor (as defined in the Agreement) therein, the Lenders (as defined in the Agreement), and each of National Bank of Canada and Bank of America, N.A. as Agents for the Lenders (the "Agents"). Unless otherwise defined herein, terms defined in the Agreement are used herein with the same meanings.

     The undersigned, a duly authorized and acting Authorized
Representative, hereby certifies to you as of __________ (the
"Determination Date") as follows:

1.   Covenant Compliance

     [(a) As of the Determination Date, the Borrowers are in compliance with Section 10.1(a) (See Appendix I attached hereto).]

     [(b) As of the Determination Date, the Borrowers are in compliance with Section 10.1(b) (See Appendix II attached hereto).]

     [(c) As of the Determination Date, the Borrowers are in compliance with Section 10.1(c) (See Appendix III attached hereto).]

     [(d) As of the Determination Date, the Borrowers are in compliance with Section 10.1(d) (See Appendix IV attached hereto).]

     [(e) As of the Determination Date, the Borrowers are in compliance with Section 10.1(e) (See Appendix V attached hereto).]

     [(f) As of the Determination Date, the Borrowers are in compliance with Section 10.1(f) (See Appendix VI attached hereto).]

     [(g) As of the Determination Date, the Borrowers are in compliance with Section 10.1(g) (See Appendix VII attached hereto).]

2.   No Default

          A. Since __________ (the date of the last similar certification),
     (a) no Borrower has defaulted in the keeping, observance, performance or fulfillment of its obligations pursuant to any of the Loan Documents; and (b) no Default or Event of Default specified in
     ARTICLE XI of the Agreement has occurred and is continuing.

          B. If a Default or Event of Default has occurred since __________ (the date of the last similar certification), the Borrower proposes to take the following action with respect to such Default or Event of
     Default:
     .

          (NOTE, if no Default or Event of Default has occurred, insert "Not Applicable".)

     The Determination Date is the date of the last required financial statements submitted to the Lenders in accordance with SECTION 9.1 of the Agreement, or such other date as may be specified in SECTION 9.1 for reporting compliance with any provision of SECTION 10.1.


     IN WITNESS WHEREOF, I have executed this Certificate this _____ day of __________, ____.


                              By:

                                   Authorized Representative

                              Name:


                              Title:

                   APPENDIX I TO COMPLIANCE CERTIFICATE

AVAILABLE LIQUIDITY:

(a) Borrowing Base (as of the most recent date of calculation,including the date hereof if a Borrowing
     Base certificate is required to be delivered on such
     date):                                                   $____________

1  Total Commitments of the US Revolving Credit Facility
     and the Canadian Revolving Credit Facility:              $____________

(c)  Lesser of (a) and (b):   $_________________

(d)  Cash (limited as provided in clause (b) of the definition
     of "Available Liquidity"):                               $____________

(e)  Sum of (c) and (d):                                      $____________

(f)  Revolving Credit Outstandings (including Outstandings
     under the Letter of Credit Facilities, all Bankers'
     Acceptances and all Canadian Letters of Credit):         $____________

(g)  all accounts payable of all Borrowers and Guarantors
     that are unpaid more than 30 days past the due date set
     forth on the invoices for such accounts payable:         $____________

(h)  any payroll, taxes or other amounts owed by any of the
     Borrowers and any of the Guarantors that are due but
     not paid:                                                $____________

(i)  any other accrued but unpaid amount of any
     Borrower or any Guarantor:                               $____________

(j)  Sum of (f), (g), (h) and (i):                            $____________

(k)  AVAILABLE LIQUIDITY [(e) MINUS (j)]:                     $____________

Covenant: Available Liquidity must not be less than the amount set forth for the Determination Date in SECTION 10.1(A).

                   APPENDIX II TO COMPLIANCE CERTIFICATE


MINIMUM REVENUE:

Revenues of the Borrowers and the Guarantors for the month of:

     (a) October 2000:                  $_______________

         Required for October 2000:     $  29,740,800.00


     (b) November 2000 (plus any excess from October 2000 permitted pursuant to Section 10.1(b)): $_______________

         Required for November 2000:    $  28,740,800.00


     (c) December 2000  (plus any excess from October and
         November 2000, combined, permitted
         pursuant to Section 10.1(b)):  $_______________

         Required for December 2000:    $  24,095,200.00

                  APPENDIX III TO COMPLIANCE CERTIFICATE

CONSOLIDATED LEVERAGE RATIO:

1.   Consolidated Total Debt:

(a)  Indebtedness for Money Borrowed (including Subordinated Debt)
                                                            $______________
(b)  Rate Hedge Value of Rate Hedging obligations           $______________
(c)  Contingent Obligations                                 $______________
(d)  Atlas or Marino acquisition obligations                $______________
(e)  Consolidated Total Debt [sum of 1(a) through (d)]      $______________

2.   Adjusted Consolidated EBITDA:

(a) Consolidated EBITDA for the applicable period (one quarter ended March 31, 2001; two quarters ended June 30, 2001; three quarters ended September 30, 2001):

      (i) Consolidated Net Income                           $______________
     (ii) Consolidated Interest Expense                     $______________
    (iii) income tax expense                                $______________
     (iv) amortization expense                              $______________
      (v) depreciation expense                              $______________
     (vi) non-recurring or extraordinary non-cash losses (net of gains)
                                                            $______________
    (vii) all management or other fees payable by Consoltex Holdings to AIP accrued, but not paid in cash,
          during such period                                $______________
   (viii) foreign currency exchange losses
          (net of gains, negative if gains exceed losses)   $______________
     (ix) SUM of 2(a)(i) through 2(a)(viii)                 $______________
      (x) non-cash expenses related to post-retirement employee benefits
                                                            $______________
     (xi) 2(a)(ix) PLUS 2(a)(x)                             $______________

(b)  Annualization:

      (i) If the period is the one quarter ending March 31, 2001,
          multiply 2(a)(xi) by 4:                           $______________

     (ii) If the period is the two quarters ending June 30, 2001,
          multiply 2(a)(xi) by 2:                           $______________

    (iii) If the period is the three quarter ending September 30, 2001,
          multiply 2(a)(xi) by four-thirds ({4}/{3}):       $______________

(c)  Adjusted Consolidated EBITDA:

      (i) The amount for the proper period from 2(b) above: $______________
     (ii) fees paid in cash by the Borrowers to consultants, appraisers and field examiners during the Four-Quarter Period ending
          on the last date of the period of computation, but excluding
          any such fees paid prior to January 1, 2001:      $______________
    (iii) AIP Investment (so long as made within the
          immediately preceding four quarters):             $______________
     (iv) any Management Investment or Additional Equity
          Investment made within the immediately preceding
          four fiscal quarters:                             $______________
      (v) Adjusted Consolidated EBITDA [SUM of 2(c)(i) through (iv)]:
                                                            $______________

3.   Consolidated Leverage Ratio

(a)  Amount from 1(e) above                                  $______________
(b)  Amount from 2(c)(v) above                               $______________

CONSOLIDATED LEVERAGE RATIO [3(a) DIVIDED BY 3(b)]: ________   to 1.00

Covenant: Consolidated Leverage Ratio must not be greater than the amount set forth for the Determination Date in SECTION 10.1(C).

                   APPENDIX IV TO COMPLIANCE CERTIFICATE


CONSOLIDATED FIXED CHARGE COVERAGE RATIO:

1.   Adjusted Consolidated EBITDA (from Appendix III):      $______________

2.   Annualized Capital Expenditures: $______________

3.   1. LESS 2.                                             $______________

4. Adjusted Consolidated Fixed Charges for the applicable period (one quarter ended March 31, 2001; two quarters ended June 30, 2001; three quarters ended September 30, 2001):

(a)  Consolidated Fixed Charges
     (i)  Consolidated Interest Expense paid in cash        $______________
    (ii)  interest paid in cash with respect to any Subordinated Debt
                                                            $______________
   (iii)  4(a)(i) MINUS 4(a)(ii)                            $______________
    (iv)  factoring expenses                                $______________
     (v)  current maturities of Consolidated Total Debt     $______________
    (vi)  income tax expense accrued (but excluding any
          deferred income tax expense)                      $______________
   (vii)  management fees paid to AIP
          or any Affiliate thereof                          $______________
  (viii)  Consolidated Fixed Charges [SUM of 4(a)(iii) through (vii)]:
                                                            $______________

(b) Annualization:

     (i)  If the period is the one quarter ending March 31, 2001,
          multiply 4(a)(viii) by 4:                         $______________

    (ii)  If the period is the two quarters ending June 30, 2001,
          multiply 4(a)(viii) by 2:                         $______________
   (iii)  If the period is the three quarter ending September 30, 2001,
          multiply 4(a)(viii) by four-thirds ({4}/{3}):     $______________

(b) Adjusted Consolidated Fixed Charges:

    (i)  The amount for the proper period from 4(b) above:
                                                            $______________
   (ii)  scheduled payments of interest on Subordinated Debt for
         the immediately succeeding twelve month period     $______________
  (iii)  scheduled maturities of Subordinated Debt for
          the immediately succeeding twelve month period:   $______________
   (iv)  the balance of scheduled purchase price payments due during the immediately succeeding twelve-month period
          relating to the acquisitions of Atlas and Marino: $______________
    (v)  Adjusted Consolidated Fixed Charges
          [SUM of 4(c)(i) through (iv)]:                    $______________


5.   Consolidated Leverage Ratio

(a)  Amount from 3 above                                    $______________
(b)  Amount from 4(c)(v) above                              $______________

CONSOLIDATED FIXED CHARGE COVERAGE RATIO [5(a) DIVIDED BY 5(b)]:

                                                 ========= to 1.00

Covenant: Consolidated Fixed Charge Coverage Ratio must not be less than the amount set forth for the Determination Date in SECTION 10.1(D).

                   APPENDIX V TO COMPLIANCE CERTIFICATE


THIRD PARTY MEXICAN ACCOUNTS PAYABLE:

1. Total of accounts payable to trade creditors on the balance sheets of Consoltex Mexico and each of the Mexican Companies
     (other than Rafytica) arising in the ordinary course of business and owing to Persons other than a Borrower or a Guarantor:
                                                              $______________

Covenant: Third Party Mexican Accounts Payable must not be greater than the amount set forth for the Determination Date in SECTION 10.1(E).

                   APPENDIX VI TO COMPLIANCE CERTIFICATE

ADJUSTED QUARTERLY CONSOLIDATED EBITDA:

1.   Adjusted Quarterly Consolidated EBITDA:

(a) Consolidated EBITDA for the applicable period (one quarter ended March 31, 2001; two quarters ended June 30, 2001; three quarters ended September 30, 2001)

     (i) From line 2(a)(xi) of Appendix III                  $______________

(b)  Equity Addback Amount:

     (i)  Net cash received during applicable period in exchange for additional equity security issuances by, or equity
          investment made in or contributed surplus contributed to, Consoltex Holdings by AIP or one of its affiliated investment funds, in each case not subject to any call or put provisions and having no dividends (other than paid-in-kind dividends) payable thereon until after the occurrence of the
          Facility Termination Date:                         $______________

     (ii) Net cash received during applicable period by Consoltex
          Holdings in exchange for the issuance of AIP PIK Notes
          by Consoltex Holdings:                             $______________

     (iii) The SUM of 1(b)(i) and 1(b)(ii):                  $______________

(c)  Adjusted Quarterly Consolidated EBITDA:

       (i)The amount for the proper period from 1(a)(i) above:
                                                             $______________
      (ii)The amount for the proper period from 1(b)(iii) above:
                                                             $______________
     (iii)Adjusted Quarterly Consolidated EBITDA
          [SUM of 1(c)(i) and 1(c)(ii)]:                     $______________

ADJUSTED QUARTERLY CONSOLIDATED EBITDA [1(c) above]:         $______________

Covenant: Adjusted Quarterly Consolidated EBITDA must not be less than the amount set forth for the Determination Date in SECTION 10.1(F).

EXHIBIT 10.26

PURCHASE AND SALE AGREEMENT DATED FEBRUARY 7, 2001, ENTERED INTO BETWEEN RAFYTEK, S.A. DE C.V. (THE "SELLER"), herein represented by Mr. Mauricio Hernandez Solis and Nicandro Ortiz Gaspar (the "PURCHASER"), pursuant to the following representations and clauses. Terms used with initial capital letters in this Agreement are terms defined elsewhere in this Agreement; such terms shall have the meaning as so defined, both when used in singular or plural.

REPRESENTATIONS AND WARRANTIES

I.  Seller represents and warrants that:

(a) It is a corporation duly organized and validly existing pursuant to the laws of the United Mexican States ("MEXICO") Mexico, as evidenced by public deed No. 9,428, dated October 27, 1968, granted before Rafael Rebollar Garduno, Notary Public No. 84 of Mexico City, Federal District, registered in the Public Registry of Property and Commerce of Merida, Yucatan, under No. 4,374, first instrument ("PARTIDA"), page 393, Volume 62, Book Third, Second Auxiliary.

(b) By means of special power-of-attorney, its representative Mr. Mauricio Hernandez Solis, is duly authorized to execute and deliver this Agreement as evidenced by public deed No. 60,130, dated February 2, 2001, granted before Mr. Miguel Alessio Robles, Notary Public No. 19 of Mexico City, Federal District, which authority has not been revoked or otherwise limited.

(c) It is the legitimate owner of and has marketable title to the land located at Av. San Isidro Fabela No. 116, Parque Industrial Santiago Tianguistenco, Estado de Mexico and of the manufacturing facility and buildings built thereon which are fully described in SCHEDULE 1 to this Agreement (such land, manufacturing facility and buildings, collectively referred to herein as, the "PROPERTY"), as evidenced by the public deeds attached hereto forming part of Schedule 1. The Property is free and clear of any liens whatsoever and except for taxes and services payable for the current year, is current in the payment of property (IMPUESTO PREDIAL) tax and public services contributions.

Outstanding property tax and public services contributions payable in connection with the Property will be adjusted to the Closing Date with any excess/shortfall being paid and/or refunded as appropriate between the Buyer and the Seller.

(d) It is the legitimate owner of and has marketable title to the machinery, equipment, fixtures and assets (the "ASSETS") more fully described in SCHEDULE 2 hereto, used by the Seller in its plant at Santiago Tianguistenco to manufacture flat woven polypropylene fabrics and valve bags (the "Business"). All such personal property is being sold AS IS and is free and clear of any liens whatsoever.

(e) SCHEDULE 3 hereto sets forth the name, title, daily wage and hire date of each hourly employee who works for the Seller ("EMPLOYEE") and who in terms hereof will be transferred to the Purchaser. Schedule 3 may include salaried employees that the Purchaser wants to retain and has identified to the Seller. An hourly employee is an employee who is typically assigned to handle, convert, test or ship materials or repair or maintain equipment or machinery.

Employee(s), for purposes of this Agreement will only include any employee working at the Santiago Tianguistenco plant and at the offices of the Seller who have expressed their willingness to be transferred to the Purchaser. For those employees wishing to be transferred to the Purchaser, the Seller will not be responsible for any severance payments.

(f) It is the legitimate owner of the raw material, work in process and finished goods inventory listed in SCHEDULE 4 (the "PURCHASED INVENTORY") and that this Purchased Inventory will be transferred and sold to the Purchaser on Closing Date at the value shown on Schedule 4 (the "INVENTORY VALUE").

The Purchased Inventory will consist principally of resin inventory and of raw material inventory for the valve bag line and of finished goods inventory and raw materials for leno fabrics. The Purchased Inventory quantity will be determined by way of a physical inventory adjustment on the day prior to the Closing Date. As mentioned above, the values per inventory unit will be those shown on Schedule 4.

Inventory other than resin inventory, finished goods and raw materials for leno fabrics, and raw material inventory for the valve bag line is not sold hereunder and constitutes the "NON-PURCHASED INVENTORY". On the Closing Date it is expected that there will be some Non-Purchased Inventory title to which shall be retained by the Seller. The Purchaser agrees to let the goods conforming the Non-Purchased Inventory be transferred to another of the Sellers' facilities within two months of the Closing Date. The Purchaser will help facilitate this transfer of Non-Purchased Inventory at no cost.

(g)  SCHEDULE 5 sets forth the Employees Replacement (PATRON SUBSTITUTO)
Agreement.

(h)  SCHEDULE 6 shows the purchase order with Steel Heddle for Leno Parts.

(i) It has the power and authority to enter into this Agreement and requires no corporate or governmental authorization and approval other than those it has already obtained, to enter into this Agreement and to perform its obligations hereunder.

(j) The entering into this Agreement and the performance of its obligations hereunder does not contravene or result in any breach of (i) its ESTATUTOS SOCIALES, (ii) any applicable law, rule or order, or (iii) any agreement of any nature whatsoever to which the Seller may be a party, or any order, or authorization of any nature binding upon it.

(k) This Agreement constitutes a legal, valid and binding obligation of the Seller, enforceable against it in accordance with its terms.

II.  Purchaser represents and warrants that:

(a) He is a resident of Mexico with sufficient legal capacity to enter into this Agreement and comply with his obligations hereunder.

(b) He is married under the regime of separate assets and does not require the consent of his spouse to enter into this Agreement nor does it require the consent or authorization of any individual, corporation or authority whatsoever, to enter into and comply with this Agreement.

(c) He has inspected the Property, the Assets, the Leno Parts and the Purchased Inventory and is fully aware of their conditions and accepts each of them as is.

(d) The execution, delivery and compliance by him of this Agreement will not violate, conflict with or result in a breach of nor will it result in a default under, applicable law or any agreement to which he is a party, or by which he, his properties or assets may be bound, will violate any order, rule, regulation, injunction, decree, judgment, statute, law or ruling of any court, administrative agency or governmental agency applicable to the Purchaser, any of his properties or assets.

(e) He has full power and authority to enter into, and perform his obligations hereunder, which constitute his valid and binding obligation.

NOW, THEREFORE, THE PARTIES AGREE TO THE FOLLOWING:

CLAUSES

FIRST. SALE. Subject to the terms and conditions set forth herein, Seller hereby sells to Purchaser and Purchaser agrees to purchase, free of any lien, encumbrance, ownership limitation or charge of any nature whatsoever, the Property, the Assets, the Purchased Inventory and Leno Parts as such terms have been defined herein and are fully described in Schedules 1, 2, 4 and 6 to this Agreement.

SECOND. PRICE. Purchaser and Seller hereby agree that the total purchase price to be paid by Purchaser for the Property and the Assets shall be the amount of US$1,900,000.00 (One Million Nine Hundred Dollars of the United States of America 00/100) (the "PROPERTY AND ASSETS PURCHASE PRICE") plus the Value Added Tax applicable to the constructions and the Assets; in addition, the Purchaser shall pay to the Seller (i) as purchase price for the Purchased Inventory (the "INVENTORY PURCHASE PRICE") the Inventory Value as noted on Schedule 4 times the inventory quantity as determined by a physical inventory count on the day prior to the Closing Date plus Value Added Tax; and (ii) U.S.$51,517.60 as purchase price for the Leno Parts (the "LENO PARTS PURCHASE PRICE") plus Value Added Tax. The Property and Assets Purchase Price, the Purchase Inventory Purchase Price and the Leno Parts Purchase Price shall be herein collectively referred to as the "PURCHASE PRICE").

THIRD. PAYMENT; CONDITIONS PRECEDENT. The Purchase Price will be paid as follows:

(i)  U.S.$400,000.00 ON THE SIGNING DATE HEREOF (THE "DEPOSIT DATE");

(ii)  U.S.$1,500,000.00, PLUS 15% VAT ON U.S.$1,700,000 ON FEBRUARY 26,
     2001 (THE "CLOSING DATE");

(iii) THE INVENTORY PURCHASE PRICE PLUS 15% VAT, IN U.S. DOLLARS, ON THE CLOSING DATE; AND

(iv)  U.S.$51,517.60 PLUS 15% VAT FOR LENO PARTS ON THE CLOSING DATE.


Payment of the Purchase Price will be made by the Purchaser by electronic wire transfer as follows:

FOR PAYMENT TO BANK OF AMERICA
Cust. Connection
Dallas, Texas 75202-2911
USA
Fed Wire ABA: 111 000 012
Beneficiary Account: 3751-444-815
Rafytek, S.A. de C.V

or to any other bank account as designated by the Seller in writing and will be made in U.S. Dollars.

In the event the land on which the Property is located is valued by the appraisal to be obtained by the Purchaser for the public deed pursuant to Clause Fourth hereof, at a different value than U.S.$200,000.00 or its equivalent in Mexican Pesos, and therefore the VAT on the Property is different from that set forth in this Agreement, the parties agree to pay or reimburse the difference before execution of the public deed for the transfer of the Property.

FOURTH. TRANSFER OF TITLE AND RELATED PROVISIONS. Beneficial ownership, possession and risk in respect of the Property, Assets, Purchased Inventory and Leno Parts as is, shall pass to the Purchaser as of and with effect from the Closing Date.

Upon receipt by Seller of the full amount of the Purchase Price as herein provided, title to the Property, Assets, Leno Parts and the Purchased Inventory shall be irrevocably and unconditionally transferred to Purchaser free and clear of any and all liens, charges, encumbrances or other limitations of domain.

Within thirty days from the Closing Date, conveyance of title to the Property shall be formalized before a notary public elected by the Purchaser. All fees and expenses related to the formalization of the Property conveyance shall be the responsibility of the Purchaser, including registration rights.

On the Closing Date, the Purchaser shall deliver to the Seller a letter stating that he has received the Property, Assets, Leno Parts and the Purchased Inventory as is, to his full satisfaction and that except as provided in Clause Fifth hereof, he reserves no right of claim against the Seller in connection hereunder, the Property, Assets, Leno Parts and the Purchased Inventory.

The parties shall cooperate in good faith in all respects regarding this Agreement and shall execute and deliver all necessary documents in order to formalize the transactions contemplated hereunder.

FIFTH.  WARRANTY OF TITLE.  Seller guarantees title to Purchaser
(RESPONDERa DEL SANEAMIENTO PARA EL CASO DE EVICCION) and agrees to indemnify, defend and hold harmless Purchaser, his successors and assigns in the event of eviction of the Property (SANEAMIENTO PARA EL CASO DE EVICCION), in terms of Article 1743 of the Civil Code.

As the Purchaser is aware of the conditions of the Property, Assets, Leno Parts and the Purchased Inventory and has done all investigations at his satisfaction, Purchaser hereby waives any indemnification from Seller in respect of any hidden defects that the Property, Assets, Leno Parts and the Purchased Inventory may now or hereafter have.

SIXTH. TRANSFER OF EMPLOYEES AND EMPLOYER REPLACEMENT. THE PARTIES RECOGNIZE THAT PRIOR TO THE EXECUTION HEREOF, THE EMPLOYEES OF THE SELLER WERE NOTIFIED BY THE PURCHASER OF HIS INTENTION TO BUY THE Property, Assets, Leno Parts and the Purchased Inventory, AND THOSE EMPLOYEES LISTED IN SCHEDULE 3 HERETO (COLLECTIVELY THE "TRANSFERRED EMPLOYEES"), to the best knowledge of the Seller, have stated their willingness to become employees of the Purchaser.

As a consequence, simultaneously with the execution of this Agreement, the parties execute an Employer Replacement (PATRON SUBSTITUTO) Agreement to be effective on the Closing Date in the terms and conditions of Schedule 5 hereto, and the Purchaser agrees to enter into the corresponding arrangements with each one of the Transferred Employees.

Effective as of the Closing Date therefore, Transferred Employees shall cease to be employees of the Seller, no further labor relationship will subsist between the Seller and such Transferred Employees and any and all current and future liabilities of the Seller with respect to any such Transferred Employees shall become the liability of the Purchaser. The Purchaser undertakes to obtain from each Transferred Employee a letter of acknowledgement of transfer to the patron sustituto and to deliver an original thereof to the Seller, within 10 days after the Closing Date.

Neither this Agreement nor the consummation of the transactions contemplated hereby will entitle any of the Transferred Employees to any severance benefits. To the extent the Purchaser hires any employees from the Santiago Tianguistenco facility not listed in Schedule 3, any severance payment payable to them will be reimbursed to the Seller by the Purchaser.

Purchaser shall defend and hold harmless the Seller, its directors, shareholders and officers from any liability related to any Transferred Employee after the Closing Date.

This provision also specifically covers any future severance costs paid to the Transferred Employees subsequent to the Closing Date.

SEVENTH. NO-SHOP AGREEMENT. Purchaser hereby agrees that after the Deposit Date, he will refrain from contacting or making any kind of labor offer to any of the employees of the Seller which (i) are not currently employed by the Business, (ii) have chosen to continue working for the Seller, or (iii) are working for the Seller in its other plants.

EIGHT. NON-COMPETE AGREEMENT. Purchaser hereby acknowledges that the Flexible Intermediate Bulk Container Fabric ("FIBC Fabric") and Flexible Intermediate Bulk Container Bag ("FIBC Bag") business is a core business of the Seller, which the Seller is not selling to the Purchaser but will continue to be the Seller*s core business. The Assets and Purchased Inventory being acquired by the Purchaser hereunder will be used by the Purchaser for the production of other fabrics and finished products which do not fall within the FIBC Fabric and FIBC Bag business, and the Seller is entering into this Agreement based upon the understanding that the Purchaser is not and will not get involved in the FIBC Fabric and FIBC Bag business. Therefore, the parties agree to this non-compete provision as an essential element of this Purchase and Sale Agreement.

Purchaser hereby agrees that after the Deposit Date and for a term of three
(3) years after the Closing Date, Purchaser will refrain, either individually, in association or in conjunction with any person or persons, firm, association, syndicate, company or corporation as principal, agent, director, officer, employee, investor or in any other manner whatsoever, directly or indirectly, carry on, be engaged in, be interested in, or be concerned with, a business which is competitive with the FIBC Fabric or FIBC Bag business of the Seller as at the relevant date within the United Mexican States, the United States of America or Canada. In the event the Purchaser breaches such an obligation, he will pay to the Seller a penalty fee of U.S.$20,000.00 (Twenty thousand United States Dollars 00/100) for each violation.

Subsequent to the Closing Date, at the exclusive order of the Seller or any affiliate or subsidiary thereof, the Purchaser may sell FIBC Fabric to the Seller or to whomever the Seller may direct, at freely negotiated terms and conditions. Such purchase by the Seller from the Purchaser will not consist a breach on this Clause Eight.

NINTH. INDEMNIFICATION. (a) Each of the parties hereto hereby agrees to defend and hold harmless the other party (the "INDEMNIFIED PARTY"), its shareholders, directors, officers, successors and assigns, from and against any damages suffered or incurred, arising out of and/or resulting from any inaccuracy, breach, default or misrepresentation of or by the other party hereunder.

(b) The indemnification required by this Agreement shall be made when reasonable and properly documented losses, damages, costs and expenses (including without limitation, attorney's fees and expenses) or liabilities are incurred. Any indemnities payable under this Agreement shall be limited to the amount of direct or indirect damages sustained by the Indemnified Party, net of any insurance proceeds, favorable tax effects or other recovery actually received by such Indemnified Party but increased by any Taxes arising out of any indemnity payment.

TENTH. EXPENSES. Each party hereto shall bear its own costs and expenses in connection with the execution and delivery of this Agreement and the transactions contemplated herein, including without limitation, its own legal fees, accounting and other professional fees.

The Purchaser shall pay the fees of the appraiser referred to in Clause Third hereof and the fees and expenses corresponding to the notarization of the Property conveyance and the registration thereof.

ELEVENTH. TAXES. Each party will be responsible for the payment of the taxes corresponding to it by virtue of this transaction. The Purchaser will pay any transfer tax related to the acquisition of the Property and any value added taxes provided for in this Agreement.

TWELFTH. NOTICES. All notices or other communications required or permitted to be given hereunder shall be in writing and shall be delivered by hand or sent by telecopy or sent, postage prepaid, by registered or certified mail, return receipt requested, or reputable courier service and shall be deemed given when so delivered by hand or telecopied, or if mailed, seven days after mailing (one Business Day in the case of overnight courier service), as follows:

(i) if to Purchaser:     Nicandro Ortiz Gaspar
                         Av. Madero Poniente No. 2031
                         Col. Union Popular
                         Morelia, Michoacan
                         58140, Mexico
                         Tel: (43) 164419

(ii) if to Seller:       Rafytek, S.A. de C.V.
                         Att'n. Mauricio Hernandez Solis
                         Homero 1425-901
                         Mexico, D.F.
                         Tel: (525) 580 1414
                         Fax: (525) 580 1382

     With copy to:       Consoltex (USA) Inc.
                         Att'n. Paul J. Bamatter
                         1040 Avenue of the Americas
                         New York, N.Y. 10018
                         U.S.A.
                         Tel. (212) 596 0480
                         Fax. (212) 596 0483

THIRTEENTH. CONFIDENTIALITY. The Purchaser agrees that any information, names, paper, figures, studies, production systems or any other information related to the Seller's FIBC business, including, by way of illustration and not by way of limitation, trade, business and technical matters, confidential or private infuriation, business plans, commercial trade, trade-names, trade-marks and technological secrets of Seller and its affiliates or customers, shall be regarded as privileged and confidential information and, therefore, the Purchaser shall refrain and cause all persons related to it to refrain, from disclosing, disseminating or revealing said information to any person. The Purchaser recognize that disclosing said information may cause damages to the Seller and in the event the Purchaser breaches such an obligation, he will pay to the Seller a penalty fee of U.S.$20,000.00 (Twenty thousand United States Dollars 00/100) for each violation.

FOURTEENTH. INTELLECTUAL PROPERTY. Purchaser hereby acknowledges and agrees that the trademarks such as Rafytek, Vera Pak, Rafyton and others used by the Seller are the exclusive property of the Seller and that the Purchaser shall not be entitled to used any of these trademarks, commercial names and other intellectual property.

FIFTEENTH. INTERPRETATION; HEADINGS; SCHEDULES. The headings contained in this Agreement or in any Schedule hereof are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement. All Schedules attached hereto or referred to herein are hereby incorporated by reference and are part of this Agreement as if set forth herein.

SIXTEENTH. ENTIRE AGREEMENT. This Agreement contains the entire agreement and understanding among the parties hereto with respect to the subject matter hereof.

SEVENTEENTH. RELOCATION OF EQUIPMENT AND INVENTORY. Subsequent to the Closing Date, and for a maximum period of two months thereafter, the Seller and its employees will be continuing the process of taking those items of machinery, equipment, inventory and fixtures out of the Property that are not listed in Schedules 2 and 4. The Purchaser and his employees will assist and enable the Seller to complete this task as efficiently as possible, all working together in good faith.

EIGHTEENTH.     ON-GOING OPERATIONS BY SELLER AT THE SANTIAGO TIANGUISTENCO
PLANT. For a two month period subsequent to the Closing Date, the Purchaser shall allow the Seller to operate the coating line in the Santiago Tianguistenco plant and to ship finished goods. The Seller will be responsible to operate the machinery, to ship finished goods and to pay for all direct costs. The Purchaser will provide labor to operate the machine, to ship finished goods and to move material, and to charge the Seller at the employees' daily wage rate. At the Seller*s option, Seller may provide employees to run and supervise the coating line, to supervise and document shipments, and to control inventory. These employees will be given unrestricted access to the plant seven days per week, 24 hours per day.

Before the end of the two month period subsequent to the Closing Date, the Seller will move the coating machine and the three external silos not transferred to the Purchaser to another location. The Purchaser will enable and assist the Seller in the transfer of the coating machine and the three external silos to the location of its choice and will in no way and under no circumstance prevent this transfer of machinery from occurring.

NINETEENTH.  ARBITRATION.

a) The parties shall use their respective best efforts to settle amicably all disputes or differences concerning the interpretation, performance or application of any provision of this Agreement. If any such dispute or difference cannot be settled, however, each party shall have the right to refer it to arbitration for final settlement without recourse to the courts. This shall not include disputes concerning the validity and application of this Arbitration Clause.

b) All disputes arising in connection with this Agreement shall be finally settled under the provisions of the Commercial Arbitration Rules of the American Arbitration Association, by three arbitrators appointed in accordance with said rules.

c) The place of arbitration shall be Mexico, Federal District. The English language shall be used throughout the arbitral proceedings, the awards and other resolutions must be based on the provisions of this Agreement and only if not provided for herein, they shall be based on Mexican law.

TWENTIETH.     PRODUCT LIABILITY.Liability for all goods and products
shipped on or prior to the Closing Date shall be the exclusive responsibility of the Seller. Liability for all goods and products shipped after the Closing Date shall apply exclusively to the Purchaser.

TWENTY FIRST. PURCHASE OF LENO PARTS. The Seller, prior to listing the Santiago Tiaguistenco plant for sale, had placed orders from Steel Heddle for the purchase of U.S.$51,517.60 of leno parts (the "LENO PARTS"). The Purchaser agrees to pay, on the Closing Date U.S.$51,517.60 to the Seller and the Seller agrees to deliver, on the Closing Date, to the Purchaser the Leno Parts order from Steel Heddle. The purchase order is shown in
Schedule 6 hereto.

TWENTY SECOND. ACCESS TO THE PROPERTY PRIOR TO THE CLOSING DATE. Purchaser may visit the Santiago Tianguistenco plant between the Deposit Date and the Closing Date during normal business hours for planning purposes. Requests to visit should be made 24 hours in advance to Fernando Sanchez
Garcia or his successor in functions. Representatives of the Purchaser shall not direct or meet with employees without the presence and permission of Fernando Sanchez Garcia or his successor in functions. Seller will work to accommodate the planning needs of the Purchaser during this period.

TWENTY THIRD. LANGUAGES. This contract is executed in both English and Spanish versions. In case of conflict between both versions, the Spanish version shall govern.

TWENTY FOURTH.  APPLICABLE LAW.   The parties agree that this Agreement
shall be governed by and construed in accordance with the laws applicable in the State of Mexico, Mexico.


     IN WITNESS WHEREOF, the Parties hereto have caused this Agreement to be duly executed and delivered as of the date first above written.


     THE SELLER                         THE PURCHASER

RAFYTEK, S.A. DE C.V.


By:   /S/MAURICIO HERNANDEZ SOLIS     By: /S/NICANDRO ORTIZ GARPAR
Name: Mauricio Hernandez Solis         Nicandro Ortiz Gaspar
Title: Attorney-in-fact

Exhibit 10.27
                         ASSET PURCHASE AGREEMENT

     THIS ASSET PURCHASE AGREEMENT is dated as of the 1st day of June, 2001, by and between The Balson-Hercules Group Ltd., a Rhode Island corporation ("Seller") and Duro Industries, Inc., a Massachusetts corporation ("Buyer").

     WHEREAS, Seller desires to sell and Buyer desires to purchase certain assets of Seller that comprise the Division (as defined below); and

     WHEREAS, the parties desire to set forth herein the terms and conditions of Seller's sale of such assets to Buyer;

     NOW, THEREFORE, in consideration of the mutual promises of the parties contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree to the following:

     1.  DEFINITIONS.

          The following capitalized terms shall have the meanings specified in this Section. Other terms are defined in the text of this Agreement; and throughout this Agreement those terms shall have the meanings respectively ascribed to them.

          "Assets" shall have the meaning assigned to such term in Section
2.

          "Assigned Claims" shall mean all claims of Seller against suppliers and processors with respect to the Inventory, other than claims with respect to the Inventory listed on SCHEDULE 1 hereto.

          "Assigned Commitments" shall mean the Commitments attached hereto collectively as Exhibit 1 and any other Commitments entered into prior to the Closing (i) in the ordinary course of Seller's business or (ii) with the consent of Buyer (which shall not be unreasonably withheld), whether or not the consent of the counterparty to the assignment of such Commitment has been received prior to the Closing.

           "Assigned Purchase Orders" shall mean (i) the Purchase Orders attached hereto collectively as Exhibit 2 and (ii) all other Purchase Orders entered into prior to the Closing with the consent of Buyer (which consent shall not be unreasonably withheld), whether or not the consent of the customer to the assignment of such Purchase Order has been received prior to the Closing.

          "Assumed Contracts" shall mean (i) the Assigned Purchase Orders,
(ii) the Assigned Commitments and (iii) all other contracts, licenses, agreements and arrangements to which Seller is a party that relate exclusively to the Division and are set forth on Schedule 2.

          "Assumed Liabilities" shall have the meaning assigned to such term in Section 3.

          "Assumed Payables" shall have the meaning assigned to such term in Section 3.

          "Closing" shall mean the closing of the purchase and sale of the Assets.

          "Closing Date" shall mean the date on which the Closing occurs.

          "Commitments" means unfilled purchase orders (or portions thereof) and forward contracts for raw materials, greige goods or processing thereof (including processing being performed on work in process inventory) issued by Seller in connection with the Division, whether or not then reflected on an invoice issued by the relevant supplier.

           "Division" shall mean the business of producing and selling at wholesale men's and women's acetate linings and griplets (including, without limitation, the Product Lines) operated by Seller under the tradename "Balson Hercules" and/or "Balson Erlanger". The Division shall exclude the Seller's retail/home crafts business, including production for such purpose.

          "Effective Time" shall mean the close of business on May 25, 2001.

          "General Intangibles" shall mean the goodwill associated with the Division.

          "Intellectual Property" shall mean (i) the trademarks, service marks, trademark rights, trade names (including the names "The Balson-Hercules Group Ltd." and "Balson-Hercules"), and logos listed on SCHEDULE 3-A hereto (the "Assigned Marks") and all associated goodwill symbolized thereby or connected therewith, and all registrations and applications with respect thereto, as well as all rights corresponding thereto throughout the world; (ii) the internet domain name www.balsonhercules.com; (iii) copyrights, patents, design patents, design registrations, get-up, trade dress and common law rights (including trade secrets, specifications and know-how) relating exclusively to the Division, all of which are described on SCHEDULE 3-B hereto, (iv) all Division customer lists and other information relating to Division customers, (v) all marketing records, sales literature and marketing promotional materials relating exclusively to the Division; and (vi) all existing business plans, advertising and promotional plans, product development plans, forecasts and competitor information relating exclusively to the Division. Intellectual Property shall exclude the name "Balson Erlanger" and derivatives thereof (other than as set forth in clause (i) of the preceding sentence), which shall continue to be owned exclusively by Seller following the Closing.

          "Inventory" shall mean all inventory owned by Seller that relates to the Division, including all finished inventory, work in process, raw materials, greige goods, inventory at outside processors, supplies, and inventory in transit existing at the Effective Time, but excluding any raw materials and greige goods as to which Seller issues a purchase order after the date hereof without Buyer's consent (which shall not be unreasonably withheld).

          "Lien" shall mean pledge, hypothecation, encumbrance, statutory lien, possessory lien, claim, or other security agreement or arrangement of any kind or nature whatsoever; any other interest in or right with respect to the Assets which secures any obligation owed to a third party, whether based on the applicable Uniform Commercial Code, common law, statute or contract and including but not limited to the right of an unpaid vendor or supplier to dissolve the sale or to repossess (or retain possession of) goods; any lien, security interest or priority arising by operation of law or from a bailment; or any other charge against or interest in the Assets to secure payment of a debt or performance of an obligation.

          "Product Lines" has the meaning assigned to such term in Section
2.1.

          "Purchase Orders" means unfilled customer orders (or portions thereof) for men's and women's acetate linings at wholesale and griplets.

          "Tax or Taxes" shall mean all federal, state, local, foreign and other taxes, assessments or other governmental charges, including, without limitation, (i) income, estimated income, business, occupation, franchise, property, sales, use, excise, employment, unemployment, payroll, social security, ad valorem, transfer, gains, profits, capital stock, license, gross receipts, stamp, real estate, severance and withholding taxes, and
(ii) interest, penalties and additions in connection therewith.

     2.  PURCHASED ASSETS; BUSINESS RECORDS.

(a) Subject to the conditions set forth herein, and pursuant to the terms hereof, by a Bill of Sale in the form of Exhibit 3 or other documents of transfer in form reasonably satisfactory to Buyer, Seller agrees to sell, assign, or otherwise transfer ownership to Buyer, and Buyer agrees to purchase, be an assignee, or otherwise acquire ownership from Seller, on the Closing Date of all of Seller's right, title and interest in and to the following (the "Assets"), which shall shall be free and clear of all Liens other than Liens securing, and in amounts no greater than, Assumed Payables and Assumed Liabilities with respect to work in process Inventory arising under Assigned Commitments (as defined below) (to the extent such Assumed Liabilities are not reflected in the book value of such Inventory as reflected on the Inventory Schedule):

     2.1 PRODUCTS AND PRODUCT LINES. All of Seller's product lines relating to the Division (hereinafter, collectively, "Product Lines").

     2.2  UNFILLED PURCHASE ORDERS.  All of the Assigned Purchase Orders.

     2.3 INVENTORY. The Inventory, which shall be set forth on a schedule (the "Inventory Schedule") to be provided to Buyer by Seller not later than noon on the Closing Date. The Inventory Schedule shall (except with respect to Inventory in transit) be prepared on the basis of confirmations, as of the Effective Time, received from the persons in possession of such Inventory and, to the extent any such confirmation has not been received by noon on the Closing Date, based on Seller's perpetual inventory records. The Inventory Schedule shall set forth the type, construction, age, yardage, width, value (as agreed upon by Buyer and Seller), customer and related contract (if any) and location thereof, and, in addition, as to finished goods and work in process, the color and finish thereof.

     2.4 INTELLECTUAL PROPERTY, GENERAL INTANGIBLES AND ASSIGNED CLAIMS. All of the Intellectual Property and General Intangibles, and Assigned Claims. Notwithstanding the foregoing, Seller reserves an irrevocable, paid-up, nonexclusive, worldwide license (excluding the right to sublicense, other than to a factor or other lender) to use the names "The Balson-Hercules Group Ltd.", "Balson-Hercules" and derivatives thereof in connection with (i) the collection of receivables with respect to the Division, (ii) the assertion of claims that are not Assigned Claims and
(iii) for a period of not more than 90 days after the Closing Date, for check writing and other administrative purposes.

     2.5  CONTRACT AND LICENSE RIGHTS.  All of the Assumed Contracts.

     2.6  EQUIPMENT.  The office furniture and computers listed on SCHEDULE
2.6 (the "Equipment").

     2.7 ACCOUNTS RECEIVABLE. All accounts receivable arising from and after the Effective Time that relate to the sale of Inventory.

     (b) Anything herein to the contrary notwithstanding, the following assets of the Seller (the "Excluded Assets") shall be retained by Seller: cash and cash equivalents, all accounts receivable of Seller (other than accounts receivable arising from and after the Effective Time that relate to the sale of Inventory); insurance policies maintained by Seller or any of its affiliates; claims or rights against third parties relating to liabilities or obligations that are not assumed by Buyer hereunder; claims for Tax refunds, and prepaid Taxes, relating to periods ending prior to the Closing Date; and all other assets of Seller not specifically described in
Section 2(a), none of which are necessary for the continued operation of the business of the Division by Buyer.

     (c) Nothing in this Agreement shall be construed as an attempt or agreement to assign any contract, license, lease, sales order, purchase order, insurance policy or other agreement which is nonassignable without the consent of the other party or parties thereto unless such consent shall have been given. Seller agrees to use commercially reasonable efforts to obtain all such consents, provided that Seller shall not be required to make any payment in connection therewith. Without limitation of the foregoing, following the Closing, Seller and Buyer shall use commercially reasonable efforts to obtain the written consent of each counterparty to an Assigned Commitment to the assignment and assumption of such Assigned Commitment. Whether or not any consent to assignment has been received, Buyer shall make all payments under Assigned Commitments directly to the counterparty. Inventory that is acquired by Seller under any Assigned Commitment shall be deemed to have been immediately resold by Seller to Buyer in accordance with the terms hereof. Buyer agrees that no representation, warranty or covenant made herein by Seller shall be breached or deemed breached as a result of Seller's failure to obtain any third party consent to the assignment of any of the Assumed Contracts.

     (d) At the Closing, Seller shall provide Buyer with copies of all of its currently active customer and vendor files relating to the Division. Following the Closing, Seller shall, for a period of six years, permit Buyer to inspect all files, documents, books of account and other records pertaining to the Division during reasonable business hours upon prior written notice and shall also permit Buyer to make copies and extracts thereof.

     3. EXCLUDED AND ASSUMED LIABILITIES. (a) Except as expressly set forth herein, Buyer does not assume, nor agree to pay or discharge, and shall not be liable for any debts, obligations, expenses, responsibilities or liabilities whatsoever of Seller, known or unknown, contingent or otherwise, asserted or unasserted (collectively, the "Excluded Liabilities"), other than the following (the "Assumed Liabilities"): (a) obligations under (i) the Assumed Contracts, provided that, except with respect to the Assigned Commitments and the Assigned Purchase Orders, the liabilities assumed thereunder shall be limited to those arising from and after the Effective Time, (ii) the accounts payable of Seller (including accounts payable owing to Buyer) that are outstanding at the Effective Time and set forth on a Schedule (the "Payables Schedule") to be agreed upon by Buyer and Seller not later than noon on the Closing Date (but in no event in an amount in excess of the value of the Inventory as determined in accordance with Section 4) (the "Assumed Payables"), which Seller and Buyer acknowledge may include payables with respect to both Inventory and other inventory, as well as payables anticipated to be generated by in-transit invoices, in order to facilitate the Lien-free transfer of the Inventory to the Buyer at the Closing, and (iii) liabilities for chargebacks, markdowns, returns and other allowances in respect of products shipped after the Effective Time, whether or not the consent of the customer to the assignment of the relevant purchase order has been received, and (b) obligations arising following the Effective Time with respect to the operation of the Division. Effective upon the Closing, Seller hereby assigns to Buyer, and Buyer hereby assumes, all of the Assumed Liabilities as additional consideration for the sale of the Assets. All Excluded Liabilities, whether known or unknown, direct or contingent, in litigation or threatened or not yet asserted with respect to any aspect of the Seller's business, are and shall remain the sole responsibility of Seller and Seller will indemnify and hold harmless Buyer against all such Excluded Liabilities to the extent provided in Section 11.1 hereof. Without limiting the generality of the foregoing, Seller shall remain specifically responsible for the following:

     3.1 TAXES. All of Seller's liabilities and obligations attributable to periods prior to and including the Effective Time for Taxes of any kind, and all Taxes attributable to this Agreement and/or the Closing.

     3.2 NON-ASSUMED ACCOUNTS PAYABLE. Liabilities (other than the Assumed Payables) to trade creditors for accounts payable which arose in the course of Seller's business for goods and services received by Seller prior to the Effective Time.

     3.3 COSTS OF CONSUMMATION. Any income, sales or other Tax payable by Seller incident to or arising as a consequence of the consummation by Seller of this Agreement or any cost or expense incurred by Seller incident to or arising as a consequence of such consummation of the negotiations in connection with this Agreement.

     3.4 EMPLOYEES AND INDEPENDENT CONTRACTORS. Any obligation or liability which arises under the terms of any employee benefit plan or contract, agreement, commitment, undertaking or other arrangement with any current or former employee of or independent contract to Seller, except as set forth in Section 8.1.

     3.5 LIENS. Seller shall remain solely responsible to pay all amounts necessary to allow the conveyance of all of the Assets, including, without limitation, the Inventory, free and clear of all Liens (other than Liens securing, and in amounts no greater than, Assumed Payables and any Assumed Liabilities with respect to work in process Inventory arising under Assigned Commitments (to the extent such Assumed Liabilities are not reflected in the book value of such Inventory as reflected on the Inventory Schedule)).

     4. CLOSING AND PURCHASE PRICE.

     The Closing shall take place at the offices of Wollmuth Maher & Deutsch LLP, 500 Fifth Avenue, New York, New York 10110 at 11:00 a.m. on June 1, 2001 or the earliest practicable date thereafter on which all conditions to the respective parties' obligations to close have been
satisfied.   Notwithstanding the foregoing, either party may terminate this
Agreement and shall have no further liability hereunder in the event that the Closing does not take place on or before June 4, 2001, provided that such failure to close is not due to the terminating party's breach.

     4.1 INSTRUMENTS OF TRANSFER. At the Closing, Seller shall execute and deliver to Buyer Bills of Sale, assignments, and other instruments of transfer, in form and substance reasonably satisfactory to Buyer, and such other appropriate instruments of title and, subject to Section 2(c), consents of third parties as Buyer shall reasonably request in order to effectively transfer the Assets. In addition, Seller shall deliver to Buyer fully executed releases in form and substance reasonably satisfactory to Buyer of any and all Liens affecting the Assets (other than Liens securing, and in amounts no greater than, Assumed Payables and any Assumed Liabilities with respect to work in process Inventory arising under Assigned Commitments (to the extent such Assumed Liabilities are not reflected in the book value of such Inventory as reflected on the Inventory Schedule)).

     4.2 PURCHASE PRICE CALCULATION. (a) The purchase price for the Assets (the "Asset Price") shall be an amount equal to (i) the sum of the applicable percentages of the book value of the Inventory (other than "Special Goods" as hereinafter defined) set forth in Section 4.2(b) PLUS
(ii) the applicable values of the goods set forth on Schedule 4.2 (the "Special Goods") multiplied by the number of yards of such Special Goods as set forth on the Inventory Schedule PLUS (iii) the sum of all amounts paid by Seller for freight charges with respect to work in process Inventory (at the rate of 2 1/2 cent per yard) relating to shipment of Inventory prior to Closing PLUS (iv) without duplication, the amount of any deposits or prepayments paid by Seller prior to the Closing pursuant to any of the Assumed Contracts PLUS (v) $10,000 in respect of all Assets other than Inventory acquired hereunder MINUS (vi) the amount of any deposits or prepayments received by Seller prior to the Closing pursuant to any of the Assigned Purchase Orders. Buyer and Seller agree that the Asset Price (subject to adjustment as provided in Section 4.4 below) is $3,905,799.

          (b) The applicable percentages of book value (the "Applicable Percentage") to be taken into account for purposes of valuing the Inventory shall be as follows:

                                                             PERCENTAGE
                                                             OF BOOK
Age of Inventory as of the Effective Time                    VALUE
------------------------------------------                  ------------
Less than 6 months                                               100%
At least 6 months but less than 9 months                          85%
At least 9 months but less than 12 months                         75%
At least 12 months                                                 0%
Greige goods under 1000 yards of a style (regardless of age)      50%

4.3 CLOSING PAYMENT. Subject to satisfaction of all conditions, covenants and agreements of Seller set forth herein, at the Closing, Buyer shall pay to Seller by check an amount (the "Closing Payment") equal to the Asset Price REDUCED BY the amount (the "Payables Deduction") of the Assumed Payables set forth on the Payables Schedule. The difference between the Asset Price and the Payables Deduction is hereinafter referred to as the "Preliminary Net Purchase Amount". Buyer and Seller recognize that the amount of the payable owing from Seller to Buyer is in dispute and that the satisfaction of the amount of such payable as reflected on the Payables Schedule shall not be deemed an admission by Buyer that no further amounts are owing to it from Seller. The parties agree to resolve such dispute in conjunction with the determination of the Final Net Purchase Amount in accordance with Section 4.4.

     4.4 ADJUSTMENT. Within 25 days following the Closing, Buyer may subject the Inventory Schedule and the Payables Schedule (collectively, the "Schedules") to the procedures Buyer deems appropriate (including review by Buyer's independent accountants) and may deliver to Seller within such 25-day period a reasonably detailed description of any adjustments required to the Schedules as a result of such procedures. Seller shall give Buyer and Buyer's independent accountants reasonable access to its books and records for this purpose. The proposed adjustments to the Schedules will be final and binding on Seller unless, within 20 days of receipt, Seller objects thereto and provides Buyer with a reasonably detailed description of its basis therefor. Seller may also propose its own adjustments to the Schedules during such period (or, if no proposed adjustments are delivered by Buyer within 25 days following the Closing, during the period commencing on the 26{th} day following the Closing and ending on the 45{th} day following the Closing), and Buyer shall provide Seller with copies of any inventory confirmations or other information received by Buyer that is reasonably requested by Seller for such purpose. In the event the parties are unable to resolve any disagreement within 10 days of the receipt of Seller's objections and/or proposed adjustments (or such longer period as they may mutually agree), the matter will be submitted to Arthur Andersen
LLP or another mutually acceptable firm of independent accounts of nationally recognized standing (the "Accounting Firm") for resolution within thirty (30) days of the date on which the dispute is referred to the Accounting Firm. The resolution of the dispute by the Accounting Firm will be final and binding on the parties. The difference between the amount of the Asset Price and the amount of the Payables Deduction as finally determined in accordance with this Section 4.4 is referred to herein as the "Final Net Purchase Amount" and the difference, if any, between the Preliminary Net Purchase Amount and the Final Net Purchase Amount is referred to herein as the "Final Adjustment Amount". The parties recognize that the essential intent of this Agreement is to effect the sale of the inventory of the Division, as it exists as of the Effective Time, in accordance with the pricing principles set forth herein and, accordingly, that the determination of the Final Net Purchase Amount shall take into account any inventory owned by Seller as of the Effective Time that is not reflected on the initial Inventory Schedule, all of which (i) shall constitute "Inventory", (ii) will be reflected on the final Inventory Schedule and (iii) will be purchased by Buyer in accordance with Section 4.2. If the Preliminary Net Purchase Amount exceeds the Final Net Purchase Amount, the Final Adjustment Amount will be paid by Seller to Buyer within 10 days after the Determination Date (as hereinafter defined). In the event the Final Net Purchase Amount exceeds the Preliminary Net Purchase Amount, the Final Adjustment Amount will be paid by Buyer to Seller within 10 days after the Determination Date. The Determination Date shall mean the date on which the Final Net Purchase Amount is finally determined.

     The fees and expenses of the Accounting Firm will be borne equally by the parties. Following completion of the procedures provided for in this
Section 4.4 (or the expiration of the time for initiating such procedures, if none are initiated), the Schedules shall be deemed final for all purposes hereunder and no party may thereafter seek any further adjustment to the Schedules or otherwise to the Final Net Purchase Amount, provided that either may, at any time prior to November 30, 2001, submit to the other proposed adjustments to the Final Net Purchase Amount to the extent that a physical inspection of the Inventory reveals that the type of Inventory contained in any carton differs from that reflected on the Inventory Schedule (each such asserted discrepancy as "Inspection Claim").

     4.5 ALLOCATION OF ASSET PRICE. The Asset Price shall be allocated in accordance with Schedule 4.5. Each party agrees to report this transaction for Federal and State tax purposes in accordance with this allocation of the Asset Price. Seller and Buyer agree to comply with the applicable United States Internal Revenue Service Regulations regarding the reporting of the sale of the Assets.

     4.6 SALE OF AGED INVENTORY. Following the Closing, Buyer shall use its reasonable efforts to maximize the value of the Inventory for which the Applicable Percentage is 0%. As Buyer receives proceeds from the sale or other disposition of such Inventory, it shall pay or transfer 50% of such proceeds to Seller.

     4.7 FURTHER ASSURANCES. Seller and Buyer, at any time after the Closing, shall execute, acknowledge and deliver any other assignments, conveyances and other assurances, documents and instruments of transfer or assumption, reasonably requested by any party to effect transfers pursuant hereto, and will take any other action consistent with the terms of this Agreement that may reasonably be requested by any party for the purpose of accomplishing the agreements set forth herein.

     5.  REPRESENTATIONS, WARRANTIES AND COVENANTS OF SELLER.

     Seller represents, warrants and covenants to Buyer that, except as set forth on the attached Schedule of Exceptions:

      5.1 AUTHORITY. Seller has full legal right, power and authority to execute and deliver this Agreement, and all related instruments, agreements and documents, to carry out the transactions contemplated hereby, and to convey the Assets to Buyer, including without limitation Seller's good title thereto. All corporate and other actions Required to be taken by Seller to authorize the execution, delivery and performance of this Agreement and all transactions contemplated hereby will be duly and properly taken prior to the Closing Date.

     5.2 VALIDITY. This Agreement and the other documents to be delivered at the Closing have been, or will be, duly executed and delivered and are, or will be, the lawful, valid and legally binding obligations of Seller, enforceable in accordance with their respective terms. Neither the execution and delivery of this Agreement or any writing relating hereto nor the consummation by Seller of the transactions contemplated hereby or thereby, nor compliance with any of the provisions hereof or thereof, will:
(i) conflict with or result in a breach of the Articles or Certificate of Incorporation or By-Laws of Seller; (ii) violate any statute, law, rule or regulation or any order, writ, injunction or decree of any court or governmental authority; or (iii) violate or conflict with or constitute a default under (or give rise to any right of termination, cancellation or acceleration under) any agreement or writing of any nature or restriction of any kind to which Seller is a party or by which any of its assets or properties may be bound, except in each case where such violations, conflicts, or defaults, in the aggregate would not have a Division Material Adverse Effect. For purposes of this Agreement, a "Division Material Adverse Effect" means a material adverse effect on the Assets or on the business, financial condition or results of operations of the Division. No consent or approval of or notification to any governmental authority is required in connection with the execution and delivery by Seller of this Agreement or any writing relating hereto or the consummation of the transactions contemplated hereby or thereby.

     5.3 DUE ORGANIZATION. Seller is duly organized, validly existing and in good standing under the laws of the State of Rhode Island with full power and authority to own or lease its properties and to carry on the Division's business in the manner of and in the places in which such business is now being conducted. Seller is duly licensed or qualified and in good standing as a foreign corporation in each jurisdiction in which the ownership of its property or the character of its activities is such as to require it to be so licensed or qualified, except where the failure to be so licensed or qualified would not have a Division Material Adverse Effect.

     5.4 NO ACTION. There is no outstanding order, writ, injunction or decree of any court, governmental agency or arbitration tribunal affecting Seller's ownership or operation of the Assets. Seller is not currently engaged, and prior to Closing will not be engaged, in legal proceedings, including without limitation legal proceedings restraining the Closing, except any such proceeding which would not have a Division Material Adverse Effect. No action or proceeding has been, or prior to or at the Closing shall have been, instituted or, to Seller's knowledge, threatened before any court or other governmental body by any public authority, any individual or entity with whom Seller has a contractual relationship, or other third party, pertaining to the acquisition by Buyer of the Assets to be transferred hereunder, the results of which could prevent, materially delay or make illegal the consummation of such transfer.

     5.5 COMPLIANCE WITH LAWS. Seller is in compliance, insofar as the operation or ownership of the Assets is concerned, with all applicable laws, regulations and administrative orders of any country, state, municipality or any subdivision thereof, to which Seller or the

Assets, or Seller's or Seller's contractors' employment of labor or use or occupancy of properties or any part thereof, may be subject except where noncompliance would not have a Division Material Adverse Effect. Seller has received no notices or communications from any governmental authority relative to any alleged, actual or potential violation of any applicable foreign, federal, state or local law, regulation or administrative order by the Division. Seller has, and at Closing will have, all permits, licenses, franchises and approvals necessary to carry on Seller's present business, except where the failure to have the same would not have a Division Material Adverse Effect. SCHEDULE 5.5 contains a list of: (1) all such governmental licenses, consents, authorities and permits (none of which will be affected by the transfer of the Assets and assumption of the Assumed Liabilities unless otherwise indicated on said Schedule) and (2) all consents, orders, decrees and other compliance agreements relating to the Assets, Assumed Liabilities or the Division under which Seller is operating or bound which relate to the Division, Assumed Liabilities or the Assets, copies of all of which have been furnished to Buyer. There are no other material safety, health, environmental, anti-competitive or discrimination problems relating to the business, assets or employment practices of Seller relating to the Division.

     5.6 MATERIAL DAMAGE. Prior to the Closing Date, no material damage, destruction, casualty or loss (whether or not covered by insurance), reasonable wear and tear excepted, and no other event or condition adversely affecting the Assets or the Division shall have occurred. Except as otherwise listed on SCHEDULE 5.6, since December 31, 2000, the Division has been operated only in the ordinary course and there has not been, and through the Closing Date, there will not be, with respect to either the Division or the Assets: (i) any damage, destruction or loss adversely affecting the Division or the Assets whether or not covered by insurance;
(ii) any strike or work stoppage affecting the Division; (iii) any sale, assignment, transfer, lapse or other disposition of any patent, trademark, trade name, service mark, copyright, license, franchise, protectable know-how or other material intangible asset; or (iv) any termination or waiver of any rights of value to the business of the Division under any of the Assumed Contracts without Buyer's consent (which shall not be unreasonably withheld).

     5.7 RELEASE OF LIENS. Prior to or simultaneously with the Closing, Seller shall have obtained a release by all existing holders of Liens (other than holders of Liens securing, and in amounts no greater than, Assumed Payables and any Assumed Liabilities with respect to work in process Inventory arising under Assigned Commitments (to the extent such Assumed Liabilities are not reflected in the book value of such Inventory as reflected on the Inventory Schedule)) against the Assets and delivered such release(s) to Buyer or otherwise arranged to have the goods conveyed to Buyer free and clear of all Liens (other than Liens securing, and in amounts no greater than, Assumed Payables and any Assumed Liabilities with respect to work in process Inventory arising under Assigned Commitments (to the extent such Assumed Liabilities are not reflected in the book value of such Inventory as reflected on the Inventory Schedule)).

     5.8 SALES AND GROSS MARGIN INFORMATION. Set forth in SCHEDULE 5.8-A are the sales of the Division by customer and style, in dollars, and the gross margin for such sales for each of the two years ended December 31, 2000. Based on the information in SCHEDULE 5.8-B,the Company believes that gross margin for the Division for the four months ended April 30, 2001 was approximately 12%.

    5.9 INSURANCE. A list of Seller's insurance coverage presently in effect and any existing claim with regard to such coverage is set forth in
SCHEDULE 5.9 hereto. Except as set forth therein, there are no claims pending under any such policies, nor have any events occurred which form the basis for any such claim. Seller or another member of the Consoltex Group (as defined in Section 8.1), as the case may be, will maintain for a period of at least one (1) year subsequent to the Closing, product liability insurance covering pre-Closing sales with respect to the Business in the amount of $2 million. Seller expressly assumes responsibility and liability for any and all claims arising, at any time, and whether covered by insurance or not, for products shipped by Seller prior to Closing.

     5.10 TAXES. Seller has filed all required tax returns and reports required to be filed through the date hereof with respect to the Assets and the Division except for Seller's United States federal and state income tax returns for the year ended December 31, 2000, as to which an extension request has been timely filed. All such tax returns were true, complete and correct in all respects and accurately reflect all Taxes, charges and assessments owed by Seller thereunder.

     5.11 CONSENTS REQUIRED. The execution, delivery and performance of this Agreement by Seller does not require any consent, approval or action of, or make any filing with or give notice to, any corporation, partnership, person, union, firm or other entity or any public, governmental or judicial authority.

     5.12 ENVIRONMENTAL LIABILITIES. Except where not likely to have a Division Material Adverse Effect, Seller's ownership and operation of the Assets, and the operation of the Division's business, are in full compliance with all limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables contained in any Federal, State, local or foreign law or regulation, including common law, relating to pollution or the environment. To the knowledge of Seller, there are no past or present events, conditions, circumstances, activities, practices, incidents and actions or plans which may give rise to any common law or legal liability of Seller, or otherwise form the basis of any claim or proceeding against Seller based on or related to any pollutant, toxic, or hazardous substance in connection with the ownership or operation of the Assets or the operation of the Division's business.

     5.13 NO LICENSES. Seller has not prior, and as of the Closing shall not have, licensed, transferred, or otherwise invested third parties with any rights to the Product Lines, other than manufacture of the Product Lines for Seller's own account.

     5.14 DEFAULTS. Except where not likely to have a Division Material Adverse Effect, the Seller is not in default under, or in violation of, any term of any agreement, ordinance, resolution, decree, bond, note, indenture, order or judgment to which it is a party or by which it is bound, or by which any of the properties or assets owned by it or used in the conduct of its business is affected.

     5.15 AGREEMENTS SCHEDULE 5.15 contains a list (and, to the extent not reduced to writing, a description) of all Assumed Contracts. With respect to all Assumed Contracts: (i) all Assumed Contracts are in full force and effect and constitute legal, valid and binding obligations of the respective parties thereto and (ii) Seller has, in all material respects, performed all the obligations required to be performed by it to date and is not in default or alleged to be in default in any respect under any Assumed Contracts, and there exists no event, condition or occurrence which, with or without notice, lapse of time or the occurrence of any other event, would constitute a default thereunder by any party thereto. Seller has furnished to Buyer copies of all written Assumed Contracts that are not annexed as exhibits to this Agreement.

     5.16. EMPLOYEE MATTERS. Except as set forth in SCHEDULE 5.16, with respect to the Division, Seller is not a party to or bound by any agreement or arrangement relating to the employment of any individual, including any pension, welfare, retirement, savings, profit sharing or deferred compensation plan or agreement, any bonus, group insurance or other incentive or benefit contract, plan or arrangement or any other employee benefit plan of any type. Seller has complied with all applicable laws for each of its employee benefit plans, including the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). There is no pending, or to Seller's knowledge, threatened claims by or on behalf of any such benefit plan, or by or on behalf of any employee covered under any such plan, or otherwise involving any such benefit plan, nor is there, to the best knowledge of Seller, any basis for such a claim. No employee of the Division is represented by any union or other collective bargaining agent and there are no collective bargaining or other labor agreements with respect to those employees, except as set forth on SCHEDULE
5.16 hereof. SCHEDULE 5.16 contains a true and complete list of the names and current annual compensation of all employees and sales agents of the Division and a description of Sellers' policies regarding vacation, severance, sick leave, and incentive compensation and group insurance plans for the benefit of its employees and, if applicable, its sales agents.

     5.17. LABOR DISAGREEMENTS AND RELATIONS. Except as where not likely to have a Division Material Adverse Effect, Seller is in compliance in all material respects with all applicable laws respecting employment and employment practices, terms and conditions of employment and wages and hours, and is not engaged in any unfair labor practice. There is no unfair labor practice charge or complaint against Seller pending before the National Labor Relations Board, any state labor relations board or any court or tribunal and, to the best of the knowledge of the Seller, none is or has been threatened. There is no labor strike, dispute, request for representation, slowdown or stoppage pending against or affecting the Seller, and, to Seller's knowledge, none has been threatened. Seller has not experienced any material labor difficulty during the last three years and there exist no claims, charges or complaints, or to Seller's knowledge, events or conditions that have occurred or existed or are occurring and existing, which would give rise to such claims, charge or complaints, with respect to or under any discrimination laws or for wrongful discharge. There has not been any material adverse change in relations with employees of Seller as a result of any announcement of the transactions contemplated by this Agreement, the consequence of which would cause the occurrence of a Division Material Adverse Event. Seller has not engaged in any plant closing or mass layoff in violation of the provisions of the Worker Adjustment Restraining and Notification Act or any state or local law or regulation requiring notice prior to a plant closing or layoff.

     5.18. WORK IN PROCESS/INVENTORY. The Inventory to be included in the Assets is delivered as is, and no warranty is made with respect thereto other than as explicitly set forth herein. WITHOUT LIMITATION, SELLER MAKES NO WARRANTY OF MERCHANTABILITY

OR OF FITNESS FOR A PARTICULAR USE WITH RESPECT TO THE INVENTORY OR ANY OF THE OTHER ASSETS. Seller has good and clear title to all such Inventory free and clear of any Liens other than (i) Liens that will be discharged prior to or simultaneously with the Closing, (ii) Liens securing, and in amounts no greater than, the Assumed Payables and any Assumed Liabilities with respect to work in process Inventory arising under Assigned Commitments (to the extent such Assumed Liabilities are not reflected in the book value of such Inventory as reflected on the Inventory Schedule) and (iii) Liens securing amounts owing to Buyer.

     5.19. INTELLECTUAL PROPERTY.   SCHEDULE 5.19 sets forth a true and
correct list of all jurisdictions in which applications have been filed or registrations have been made with respect to Assigned Marks or any derivative thereof, together with all application numbers and registration numbers with respect thereto. Seller has not received any notification of, and has no knowledge of, any infringement of any of the Intellectual Property, by any third party. Seller is not aware of the basis for any claim that the use of any of the Assigned Marks by Seller infringes, violates or is otherwise adverse to any trademark, service mark, trade name or other intellectual property or right of any third party and, to Seller's knowledge, no such claim has been threatened. To Seller's knowledge, no claim that any other Intellectual Property employed in the Division infringes, violates or is otherwise adverse to, any trademark, service mark, trade name or other intellectual property or right of any third party has been received or threatened. Seller has not subjected any of the Intellectual Property to any Liens except as set forth in SCHEDULE 5.19. Seller does not pay any royalty with respect to any of the Intellectual Property. Except as listed on SCHEDULE 5.19, there is no pending or, to the best of Seller's knowledge, threatened claim or litigation against Seller contesting its right to use the Intellectual Property. Except as set forth on SCHEDULE 5.19, Seller is not a party to any license agreement or arrangement, whether written or oral, express or implied, or whether as licensee, licensor or otherwise, with respect to any Intellectual Property. Schedules 3-A and 3-B hereto contain a complete list of the items purported to be included therein.

     5.20 LITIGATION; COMPLIANCE WITH LAWS. There is no pending or, to Seller's knowledge, threatened claim, action, litigation, proceeding or governmental or administrative investigation, or any order, injunction or decree outstanding, nor, to Seller's knowledge, a reasonable basis for any of the foregoing, against the Seller in respect of the Division or the Assets. Except where not likely to have a Division Material Adverse Effect, the Seller is not in violation of, or is aware of any basis for any proceeding or action alleging violation of, any law, regulation, rule or ordinance, including, without limitation, any law, regulation, rule or ordinance relating to zoning, customs, trade regulation, equipment, employees and labor relations, environmental matters, product safety matters, laws and regulations applicable to the Seller under the Occupational Safety and Health Act of 1970 ("OSHA") the Americans with Disabilities Act, the Family and Medical Leave Act or any other requirement of any governmental body or court and no notice has been received by the Seller alleging any such violation. Without limiting the generality of the foregoing, except as set forth on SCHEDULE 5.20, there are no personal injury, product liability or other actions, suits, claims, investigations or legal or administrative or arbitration proceedings pending or, to Seller's knowledge, threatened against or involving the Division or the Assets, whether at law or in equity, or before or by any foreign or United States federal, state, municipal or other tribunal or governmental instrumentality. To Seller's knowledge, there is no basis for any other such action, suit, claim, investigation or proceeding.

     5.21 TITLE TO PROPERTY AND RELATED MATTERS. Seller has good and marketable title to all of the Assets (except properties, interests in properties and assets sold or otherwise disposed of in the ordinary course of business or otherwise in a manner consistent with the provisions of this Agreement), and to all the properties and assets of Division on the Closing Date, free and clear of all Liens except (i) liens for current taxes not yet due and payable or which are being contested in good faith by appropriate proceedings, (ii) Liens described in SCHEDULE 5.21 hereof (all of which shall be released and/or satisfied as a condition to Closing) and
(iii) Liens securing, and in amounts no greater than, the Assumed Payables and any Assumed Liabilities with respect to work in process Inventory arising under Assigned Commitments (to the extent such Assumed Liabilities are not reflected in the book value of such Inventory as reflected on the Inventory Schedule).

     5.22 AFFILIATE ARRANGEMENTS. Except as set forth in SCHEDULE 5.22 and except for employment arrangements with its employees, Seller does not avail itself of any supplier, licensor or other resource that controls, is controlled by or is under common control with Seller.

     5.23 CUSTOMERS AND SUPPLIERS. Seller has not been notified by any customer that it intends to cease doing business with Seller or the Division or materially reduce the amount of the business that is presently doing with the Division either before or after the transactions contemplated by this Agreement, provided that no representation is being made with respect to Oxford Industries, which has advised Seller that it may purchase certain goods, including linings, in the future based on a bidding system. The Division is not required to provide any bonding, guaranty or other financial security arrangements in connection with any transactions with any of its customers or suppliers in the ordinary course of its business, except as provided on SCHEDULE 5.23.

     5.24 SUPPLEMENTS. No representation or warranty of Seller contained in this Agreement and in any Schedule, Exhibit or certificate delivered to Buyer pursuant hereto contains any untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary in order to make the statements contained therein, in the light of the circumstances under which they were made, not misleading. From time to time prior to the Closing Date, Seller shall furnish and shall cause the Division to furnish to Buyer supplemental information with respect to any matters or events arising or discovered subsequent to the date hereof which, if existing or known on the date hereof, would have rendered any statement, representation or warranty made by Seller or any information contained in any Schedule hereto then inaccurate or incomplete; the furnishing of such supplemental information shall not, however, affect or otherwise diminish any of the representations and warranties of Seller hereunder.


     6.  BUYER REPRESENTATIONS, WARRANTIES AND COVENANTS OF BUYER.

     Buyer represents and warrants to Seller that:

      6.1 AUTHORITY. Buyer has full legal right, power and authority to execute and deliver this Agreement, and all related instruments, agreements and documents, to carry out the transactions contemplated hereby, and to purchase the Assets from Seller. All corporate and other actions required to be taken by Buyer to authorize the execution, delivery and performance of this Agreement and all transactions contemplated hereby will be duly and properly taken prior to the Closing Date.

     6.2 VALIDITY. This Agreement and the other documents to be delivered at the Closing have been, or will be, duly executed and delivered and are, or will be, the lawful, valid and legally binding obligations of Buyer, enforceable in accordance with their respective terms. Neither the execution and delivery of this Agreement or any writing relating hereto nor the consummation by Buyer of the transactions contemplated hereby or thereby, nor compliance with any of the provisions hereof or thereof, will:
(i) conflict with or result in a breach of the Articles or Certificate of Incorporation or Organization or By-Laws of Buyer; (ii) violate any statute, law, rule or regulation or any order, writ, injunction or decree of any court or governmental authority; or (iii) violate or conflict with or constitute a default under (or give rise to any right of termination, cancellation or acceleration under) any agreement or writing of any nature or restriction of any kind to which Buyer is a party or by which any of its assets or properties may be bound, except in each case where such violations, conflicts, or defaults, in the aggregate would not have a material adverse effect on Buyer. No consent or approval of or notification to any governmental authority is required in connection with the execution and delivery by Buyer of this Agreement or any writing relating hereto or the consummation of the transactions contemplated hereby or thereby.

     6.3 DUE ORGANIZATION. Buyer is duly organized, validly existing and in good standing under the laws of the Commonwealth of Massachusetts with full power and authority to own or lease its properties and to carry on the its business in the manner of and in the places in which such business is now being conducted.

     6.4 NO ACTION. No action or proceeding has been, or prior to or at the Closing shall have been, instituted or, to Buyer's knowledge, threatened before any court or other governmental body by any public authority, any individual or entity with whom Buyer has a contractual relationship, or other third party, pertaining to the acquisition by Buyer of the Assets to be transferred hereunder, the results of which could prevent, materially delay or make illegal the consummation of such transfer.

     7.  COVENANTS AND AGREEMENTS OF SELLER.

     Prior and up to the Closing, Seller will conduct its business in a prudent and businesslike manner and use commercially reasonable efforts to maintain the going concern value of the business and its existing relationships with vendors, customers and other third parties, without implying any obligation of Buyer to maintain same thereafter. From the date hereof through Closing, Seller will, except to the extent consented to by Buyer, which consent shall not be unreasonably withheld, delayed or denied: (i) conduct the business of the Division only in the ordinary and usual course and in all material respects in a manner consistent with past practices;

(ii) maintain in good repair consistent with past practices, at its expense, all of the material tangible personal property which is part of the Assets (ordinary wear and tear excepted); (iii) comply in all material respects with all laws, regulations, policies, guidelines, orders, judgments or decrees of any federal, state, local or foreign court or governmental authority applicable to the Assets or the business of the Division; and (iv) use reasonable efforts to keep available (in the ordinary and usual course of business consistent with past practice and without any obligation to spend money other than in the ordinary and usual course of business) the services of the employees of the Division. Seller will promptly notify Buyer of any extraordinary change in the normal conduct of the business of the Division (other than as contemplated by this Agreement).

      7.1 FULFILLMENT OF PURCHASE ORDERS. Prior to the Closing, Purchase Orders will be fulfilled, in Seller's reasonable discretion consistent with past practices. Seller agrees to indemnify Buyer, including reasonable attorney's fees, for any claim arising under or related to any and all Purchase Orders that are not part of the Assigned Purchase Orders.

     7.2 RISK OF LOSS. The Seller shall bear the risk of all loss or damage to any of the Assets from all causes, and all loss or damage arising out of or related to the operation of Seller's business from the date hereof until the Closing. If at any time prior to the Closing, any material portion of such Assets are damaged or destroyed as a result of fire, other casualty or for any reason whatsoever, Seller shall immediately give notice thereof to Buyer. Buyer shall have the right, in its sole and absolute discretion, within 10 days of receipt of such notice, to elect not to proceed with the Closing with respect to the damaged Assets and terminate this Agreement with respect to the damaged Assets.

     7.3 ACCESS. Prior to the Closing, Buyer shall have reasonable access upon notice to Seller's employees, vendors, business records, facilities, tooling and equipment relating to the Division wherever located, and Seller shall provide all information and access reasonably requested by Buyer therefor. The Closing, however, shall not be conditioned upon Buyer's completion of a "due diligence" investigation or the results thereof.

     7.4 FORBEARANCE BY SELLER. Seller will not, after the date hereof and prior to Closing, without the prior written consent of Buyer which consent will not be unreasonably withheld, delayed or denied: (i) sell or dispose of any Assets, except sales of finished goods in the ordinary course of business; (ii) amend, modify or cancel, or waive any material right of Seller under any Assumed Contract; (iii) enter into any new contract or agreement, other than in the ordinary course of business consistent with past practices; (iv) alter in any way the manner in which Seller has regularly and customarily maintained the books of account and records of the business of the Division; or (v) increase the compensation payable to any Continued Employee (as defined in Section 8.1).

     7.5 TERMINATION OF LIENS. Prior to or concurrent with the Closing, Seller shall cause all Liens encumbering the Assets (other than Liens securing, and in amounts no greater than, Assumed Payables and any Assumed Liabilities with respect to work in process Inventory arising under Assigned Commitments (to the extent such Assumed Liabilities are not reflected in the book value of such Inventory as reflected on the Inventory Schedule)) to be terminated. Upon request of Buyer at the Closing, Seller shall deliver to Buyer pay-off letters and Lien discharges (or agreements therefore) from any person or entity with a Lien (other than a Lien securing, and in an amount no greater than, Assumed Payables and any Assumed Liabilities with respect to work in process Inventory arising under Assigned Commitments (to the extent such Assumed Liabilities are not reflected in the book value of such Inventory as reflected on the Inventory Schedule)) on any of the Assets.

     7.6  NO SOLICITATIONS.

          (a) From the date hereof through the Closing, neither Seller nor any member of the Consoltex Group shall or knowingly permit its officers, directors, employees, representatives and agents to, directly or indirectly: (i) take any action to solicit, initiate submission of or encourage, proposals or offers from any person or entity relating to any acquisition or purchase of all or (other than in the ordinary course of business) a portion of the Division (an "Acquisition Proposal"); (ii) participate in any discussions or negotiations regarding an Acquisition Proposal with any person or entity other than Buyer and its representatives; (iii) furnish any information or afford access to the properties, books or records of Seller or any person or entity for the purpose, in whole or in part, of considering or making (or to any person or entity that has made) an offer with respect to an Acquisition Proposal, other than Buyer and its representatives; or (iv) otherwise cooperate in any way with, or assist or participate in, facilitate or encourage, any effort or attempt by any other person or entity to do any of the foregoing.

          (b) Seller agrees that Buyer would not have an adequate remedy at law for money damages in the event that the covenants contained in this
Section 7.6 are not performed in accordance with their terms, and further agree that Buyer will be entitled to specified performance of the terms of this Section in addition to any other remedy to which Buyer may be entitled at law or in equity.

     7.7 CONSENTS OF OTHERS. SCHEDULE 7.7 lists all persons or entities whose consents are necessary to permit Seller to carry out its obligations under this Agreement. As soon as reasonably possible after the execution and delivery of this Agreement, and in any event on or before the Closing Date, Seller will obtain the written consents of all persons or entities listed on SCHEDULE 7.7 and will furnish to Buyer executed copies of such consents.

     8.  COVENANTS AND AGREEMENTS OF BUYER.

     (a) EMPLOYEES. On the Closing Date, Buyer and Seller shall enter into a services agreement substantially in the form of Exhibit 4 (the "Services Agreement"). Buyer shall exercise its right to terminate the Services Agreement at the earliest practicable date following the Closing. No later than ten business days after the Closing Date, Buyer or its subsidiary shall make offers of employment (which offers shall remain open for at least 20 days or, if earlier, until five business days following the expiration or termination of the Service Agreement (the "Transfer Date")) to the employees of Seller listed on SCHEDULE 8.1 on the terms described on
SCHEDULE 8.1. Such employees shall be entitled to accept such offers of employment contingent upon the termination of the Services Agreement. All such employees who accept an offer of employment are referred to as "Continued Employees". Notwithstanding anything to the contrary in this Agreement, an employee who does not begin active employment with Buyer within two weeks after the Transfer Date shall not be deemed a Continued Employee. Continued

Employees shall be employed by Buyer on such terms as shall be agreed upon by Buyer and each Continued Employee, provided that each Continued Employee shall be entitled to such benefits as are provided to other similarly situated employees of Buyer. In addition, notwithstanding any contrary policy of Buyer, each Continued Employee shall be entitled to two weeks paid vacation during the period of employment ending June 1, 2002. Seller represents that no other benefits to which the Continued Employees (other than William Milowitz and John Iason) will be entitled are dependent on seniority. Seller shall not during the period of the Services Agreement grant any increase in or pay any increased compensation or benefits to the Continued Employees or dismiss any of the Continued Employees, except for a material violation of Seller's employment policies or work rules and then only after notification to Buyer. For a period of up to ninety (90) days following the Transfer Date, Seller shall provide such medical insurance coverage for the Continued Employees as is permitted under COBRA rules and Buyer shall reimburse Seller for the cost thereof. Seller agrees that following the Transfer Date, Seller shall not retain or employ any of the Continued Employees as an employee or consultant. Buyer shall cooperate with Seller to cause the individual 401(k) accounts of the Continued Employees to be transferred to Buyer's 401(k) plan and shall take all actions reasonably requested by Seller in connection therewith.

          (b) NON-RETAINED EMPLOYEES. Notwithstanding any other provision hereof, Seller expressly acknowledges and agrees that Seller shall retain all liability for (and shall pay or make provision for payment of) and Seller expressly agrees that Buyer shall have no liability for amounts that are due or that may become due to current or former employees of Seller or their dependents and beneficiaries under (i) except as set forth on
Schedule 8.1(b), any employment agreement or arrangement with Seller (except to the extent a claim for such compensation is made against Seller as a consequence of Buyer's termination of a Continued Employee) or (ii) any employee benefit plan, program or arrangement at any time maintained by Seller or any member of the Consoltex Group. Specifically, Seller shall pay to each Continued Employee the value of all earned by untaken vacation as of the Closing Date. Except as provided in Section 8.1(a), Buyer shall have no obligation whatsoever to hire, retain or employ any current or former employee of, or consultant to Seller. Seller shall take all actions that are necessary or appropriate to ensure that Buyer shall have no obligation or liability under the Worker Adjustment and Retraining Notification Act ("WARN") with respect to any employees or former employees of Seller whose employment is terminated on or prior to the Transfer Date or who are not Continued Employees as a result of the transactions contemplated by this Agreement and the related documents, and Buyer shall take all such actions to ensure that Seller has no such liability with respect to Continued Employees who are terminated by Buyer after the Transfer Date, including, without limitation, providing to such employees and former employees any notifications required by WARN in a timely manner. Seller shall indemnify Buyer from and against any liability incurred by, or alleged to be an obligation of, Buyer arising out of termination of employment of any of Seller's employees on or prior to the Transfer Date or who are not Continued Employees and Buyer shall indemnify Seller from and against any liability incurred by or alleged to be an obligation of Seller arising out of the termination of employment of any Continued Employee by Buyer or its subsidiaries or affiliates after the Transfer Date.

          (c) In the event the Closing does not occur, prior to May 31, 2002, Buyer shall not interfere with, disrupt or attempt to disrupt
(through solicitation or otherwise) any past, present or prospective relationship between Consoltex Inc. ("Consoltex") or any of its affiliates (including without limitation Seller) (collectively, the "Consoltex Group")and any of their respective employees, or solicit for hire or (with respect to sales personnel) hire any employee of any member of the Consoltex Group while such employee is employed by any member of the Consoltex Group or within three months after termination of such employment. In the event the Closing does occur, prior to May 31, 2002,
(i) except for any employment relationships formed pursuant to and in accordance with Section 8.1(a), Buyer shall not interfere with, disrupt or attempt to disrupt (through solicitation or otherwise) any past, present or prospective relationship between any member of the Consoltex Group and any of their respective employees, or solicit for hire or (with respect to sales personnel) hire any employee of any member of the Consoltex Group while such employee is employed by any member of the Consoltex Group or within three months after termination of such employment and (ii) no member of the Consoltex Group shall interfere with, disrupt or attempt to disrupt (through solicitation or otherwise) any past, present or prospective relationship between Buyer and any of its employees, or solicit for hire or (with respect to sales personnel) hire any employee of Buyer while such employee is employed by Buyer or within three months after termination of such employment. Nothing in this Section shall restrict Buyer or any member of the Consoltex Group from hiring any employees, other than sales personnel, who are solicited solely by general advertising or periodicals of general solicitation.

     8.2 SELLING AGENT. Buyer shall hire Seller's current selling agents on the terms described on SCHEDULE 8.2 effective as of the Closing Date. Notwithstanding any other provision of this Agreement, to the contrary, Buyer shall not have any liability with respect to any claim of any selling agent of Seller for compensation and/or for pension, welfare and fringe benefits which is attributable to or accrued prior to the Closing Date. Furthermore, except as set forth on Schedule 8.2, nothing herein shall be construed to limit the ability of Buyer to terminate the agency of such selling agents at any time for any reason, or to change the terms and conditions of their retention.

     9. SURVIVAL OF REPRESENTATIONS AND WARRANTIES. All representations and warranties made by any party to this Agreement or pursuant hereto shall survive the closing of the transactions hereunder. Notice of any claim based on a breach of a representation or warranty must be given within one
(1) year from the Closing Date, or, in the case of representations and warranties relating to tax matters, before the expiration of the applicable tax statute of limitations. The representations and warranties hereunder shall not be affected or diminished by any investigation at any time by or on behalf of the party for whose benefit such representations and warranties were made.

     10. WARRANTIES. Seller shall bear the cost of honoring outstanding warranties and guaranties and otherwise bear complete responsibility for all goods it shipped prior to the Closing Date and, subject to Section 11.2, the conduct of the business of the Division prior to the Closing Date. Buyer shall bear the cost of honoring warranties and guaranties and otherwise bear complete responsibility for all goods it ships on or after the Closing Date and, subject to Section 11.1, the conduct of the business of the Division on and after the Closing Date.

     11.  INDEMNIFICATION.

     11.1 INDEMNIFICATION OF BUYER. Seller shall indemnify and hold harmless Buyer and its shareholders, subsidiaries, affiliates, agents, employees, officers, directors, assigns, in their respective capacities harmless from, against, for and in respect of:

               (i) any and all damages, losses, settlement payments, obligations, liabilities, claims, actions, costs or causes of action, Liens and reasonable costs and expenses suffered, sustained, incurred or required to be paid by any indemnified party because of (A) the claims of any broker or finder engaged by Seller; (B) the untruth or breach of or failure by Seller to perform any representation, warranty, agreement or covenant of Seller in this Agreement or in any schedule, certificate, exhibit or other instrument attached hereto or furnished pursuant to this Agreement; (C) the assertion against Buyer, indemnified party or any of their assets of any claims relating to the assets retained by Seller or the conduct of the Division prior to the Effective Time, including any Excluded Liability, whether absolute or contingent, matured or unmatured; (D) any matter with respect to which Seller is explicitly stated to have an indemnification obligation pursuant to another section of this Agreement and (E) any failure of Seller to comply with the bulk sales laws of any jurisdiction; and

              (ii) all reasonable costs and expenses (including, without limitation, attorneys' fees, interest and penalties) incurred by any indemnified party in connection with any action, suit, proceeding, demand, assessment or judgment incident to any of the matters indemnified against in this Section 11.1.

     11.2 INDEMNIFICATION OF SELLER. Buyer shall indemnify and hold harmless Seller and its shareholders, subsidiaries, affiliates, agents, employees, officers, directors, assigns, in their respective capacities harmless from, against, for and in respect of:

               (i) any and all damages, losses, settlement payments, obligations, liabilities, claims, actions, costs or causes of action, Liens and reasonable costs and expenses suffered, sustained, incurred or required to be paid by any indemnified party because of (A) the claims of any broker or finder engaged by Buyer; (B) the untruth or breach of any representation, warranty, agreement or covenant of Buyer in this Agreement or in any schedule, certificate, exhibit or other instrument attached hereto or furnished pursuant to this Agreement; (C) the assertion against Seller, indemnified party or any of their assets of any Assumed Liability, whether absolute or contingent, matured or unmatured; and (D) the assertion against Seller, such indemnified party or any of their assets of any claims relating to the conduct of the Division subsequent to the Effective Time (including, without limitation, all claims of purchasers of the Inventory or any products thereof) and (E) any matter with respect to which Buyer is explicitly stated to have an indemnification obligation pursuant to another section of this Agreement; and

              (ii) all reasonable costs and expenses (including, without limitation, attorneys' fees, interest and penalties) incurred by any indemnified party in connection with any action, suit, proceeding, demand, assessment or judgment incident to any of the matters indemnified against in this Section 11.2.

     11.3 RULES REGARDING INDEMNIFICATION. The obligations and liabilities of each indemnifying party hereunder shall be subject to the following terms and conditions:

          (a)  All claims for indemnification must be asserted within one
(1) year from the Closing Date, or in the case of an indemnification claim relating to a representation or warranty relating to tax matters, before the expiration of the applicable tax statute of limitations. Within the applicable period, the indemnified party shall give prompt written notice to the indemnifying party of any such claim by a third party which might give rise to a claim by the indemnified party against the indemnifying party based on the indemnity agreements contained in this Section 11, stating the nature and basis of said claims and the amount thereof, to the extent known. Failure to give prompt notice (within the applicable period) of a matter which may given rise to an indemnification claim shall not affect the rights of the indemnified party to collect such claims from the indemnifying party so long as such failure to so notify does not materially adversely affect the indemnifying party's ability to defend such claim against a third party.

          (b) If, within ten days after receiving such notice, the indemnifying party advises the indemnified party that the indemnifying party will conduct the defense of such third party claim at the expense of the indemnifying party, then so long as such defense is being conducted, the indemnified party shall not settle or admit liability with respect to the claim and shall afford to the indemnifying party and defending counsel all reasonable assistance in defending against the claim.

          (c) If the indemnifying party does not assume the defense of the claim, the indemnified party nevertheless shall not settle the claim without the consent of the indemnifying party, which consent shall not be unreasonably withheld, conditioned or delayed.

          (d) No indemnifying party, in the defense of any claim or litigation, shall, except with the consent of an indemnified party, which consent shall not be unreasonably withheld, delayed or denied, consent to entry of any judgment or enter into any settlement by which such indemnified party is to be bound and which judgment or settlement does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability in respect to such claim or litigation.

          (e) Notwithstanding anything to the contrary contained in this Agreement, no party hereto shall have a claim for indemnification against another party hereto under this Section 11, as applicable, based on the untruth, inaccuracy or breach of a representation or warranty contained herein, unless and only to the extent that the indemnified party's aggregate claims for indemnification exceeds $75,000. In no event shall all claims for indemnification hereunder by either (i) Buyer and all other parties entitled to indemnification under Section 11.1 or (ii) Seller and all other parties entitled to indemnification under Section 11.2 exceed the Asset Price. The limitation contained in the second preceding sentence shall not prevent any party from seeking the full amount of any adjustment to the Net Purchase Amount determined in accordance with Section 4.2(b), including without limitation any valid and timely asserted Inspection Claim or the breach of the representation and warranties contained in Section
5.21 and the last sentence of Section 5.18 hereof.

     12. NON-COMPETITION.

     12.1 FIVE YEAR PERIOD. For a period beginning on the date hereof and ending on the expiration of five years from the date hereof, neither Seller nor any other member of the Consoltex Group shall, directly or indirectly, in any capacity whatsoever (including, without limitation, as a stockholder, director, officer, owner, employer, employee, independent contractor, agent, broker, partner, lender, consultant or otherwise) own, manage, operate, control, be employed by or connected with, or have any interest in, any entity which competes with any aspect of the business conducted by the Division in any area where the Division, as operated by Buyer does business. It is agreed and understood that the activities conducted by Seller's retail/home crafts division on the date hereof are not competitive with the business conducted by the Division.

     12.2 BOND. In the event of a breach or a threatened or attempted breach by Seller of any provision of this Section 12 Buyer shall, without the necessity of showing actual damages or irreparable injury and without the necessity of posting a bond, in addition to all other remedies, be entitled to a temporary and permanent injunction and/or decree for specific performance of the terms of this Section 12.

     12.3 ACKNOWLEDGEMENT. The parties hereto acknowledge the reasonableness of the geographic and business scope and the duration of the restrictive covenants set forth in this Section 12. However, if any provision of such covenants is held to be invalid or unenforceable by reason of the geographic or business scope or the duration thereof, the court so holding is hereby directed to construe and enforce such provision as if the geographic or business scope or duration thereof had been more narrowly drawn so as not to be invalid or unenforceable, and such invalidity or unenforceability shall not affect or render invalid or unenforceable any other provision of this Agreement.

     13. CONDITIONS OF OBLIGATIONS OF BUYER. In addition to the conditions contained in Section 15, the obligations of Buyer to perform this Agreement are subject to the satisfaction of the following conditions on or prior to the Closing Date, unless waived in writing by Buyer, and Seller shall use its best efforts to cause such conditions to be fulfilled:

     13.1 REPRESENTATIONS AND WARRANTIES. The representations and warranties of Seller in this Agreement or in any Schedule, Exhibit, certificate or document delivered in connection herewith shall be true and correct on the Closing Date as though made on and as of the Closing Date, and Buyer shall have received a certificate signed by Seller to that effect.

     13.2 PERFORMANCE OF OBLIGATIONS OF SELLERS. Seller shall have performed all agreements and obligations required to be performed by Seller under this Agreement on or prior to the Closing Date, and Buyer shall have received a certificate signed by Seller to that effect.

     13.3 CONSENTS. Subject to Section 2(c), all consents of third parties required to consummate the transactions contemplated hereby shall have been obtained.

     13.4 NO LITIGATION. No action, suit or other proceeding shall be pending before any court, tribunal or governmental authority seeking or threatening to restrain or prohibit the consummation of the transactions contemplated by this Agreement, or seeking to obtain substantial damages in respect thereof, or involving a claim that consummation thereof would result in the violation of any law, decree or regulation of any governmental authority having appropriate jurisdiction. There shall not be in effect an injunction or restraining order issued by a court of competent jurisdiction in an action or proceeding against the consummation of the transactions contemplated by this Agreement or any litigation, proceeding or governmental investigation pending with respect to the transaction contemplated by this Agreement.

     13.5 GOVERNMENTAL APPROVALS. All required governmental approvals and permits shall have been obtained, and any applicable waiting period under
Section 7 A of the Clayton Act (a/k/a/ Hart Scott Rodino Antitrust Improvements Act), if applicable, shall have ended and no adverse action shall have been taken and all appropriate clearances shall have been obtained.

     13.6 EMPLOYMENT AGREEMENTS; KEY EMPLOYEES. Buyer shall have entered into employment agreements with William Milowitz and John Iason, substantially in the forms annexed hereto as Exhibit 5-A and 5-B, respectively.

     13.7 SERVICES AGREEMENT. Buyer and Seller shall have entered into the Services Agreement.
     14. CONDITIONS OF OBLIGATIONS OF SELLER. In addition to the conditions contained in Section 15, the obligations of Seller to perform this Agreement are subject to the satisfaction of the following conditions on or prior to the Closing Date, unless waived in writing by Seller, and Buyer shall use its best efforts to cause such conditions to be fulfilled:

     14.1 REPRESENTATIONS AND WARRANTIES. The representations and warranties of Buyer in this Agreement or in any Schedule, Exhibit, certificate or document delivered in connection herewith shall be true and correct on the Closing Date as though made on and as of the Closing Date, and Seller shall have received a certificate signed by Buyer to that effect.

     14.2 PERFORMANCE OF OBLIGATIONS OF BUYERS. Buyer shall have performed all agreements and obligations required to be performed by Buyer under this Agreement on or prior to the Closing Date, and Seller shall have received a certificate signed by Buyer to that effect.

     14.3 NO LITIGATION. No action, suit or other proceeding shall be pending before any court, tribunal or governmental authority seeking or threatening to restrain or prohibit the consummation of the transactions contemplated by this Agreement, or seeking to obtain substantial damages in respect thereof, or involving a claim that consummation thereof would result in the violation of any law, decree or regulation of any governmental authority having appropriate jurisdiction. There shall not be in effect an injunction or restraining order issued by a court of competent jurisdiction in an action or proceeding against the consummation of the transactions contemplated by this Agreement or any litigation, proceeding or governmental investigation pending with respect to the transaction contemplated by this Agreement.

     14.4 GOVERNMENTAL APPROVALS. All required governmental approvals and permits shall have been obtained, and any applicable waiting period under
Section 7 A of the Clayton Act (a/k/a/ Hart Scott Rodino Antitrust Improvements Act), if applicable, shall have ended and no adverse action shall have been taken and all appropriate clearances shall have been obtained.

     14.5 TERMINATION OF EMPLOYMENT RELATIONSHIPS. Seller's existing employment agreements with William Milowitz and John Iason, and its relationships with its selling agents, shall have been terminated.

     15.  CLOSING TRANSACTIONS.

          (a) Buyer's obligation to consummate the Closing shall be conditioned upon Seller delivering or causing to be delivered to Buyer on the Closing Date:

               (i) all transfer documents reasonably required by Buyer, including, without limitation, a Bill of Sale, substantially in the form annexed hereto as Exhibit 3, conveying the Assets free and clear of all Liens (other than Liens securing, and in amounts no greater than, Assumed Payables and any Assumed Liabilities with respect to work in process Inventory arising under Assigned Commitments (to the extent such Assumed Liabilities are not reflected in the book value of such Inventory as reflected on the Inventory Schedule));

               (ii) assignments of the Intellectual Property in form and substance reasonably satisfactory to Buyer's counsel;

               (iii) copies of resolutions duly adopted by Seller's Board of Directors approving the transactions contemplated by and authorizing the execution, delivery and performance by Seller of this Agreement, and a certificate as to the incumbency of officers of Seller executing any instrument or other document delivered in connection with such transactions;

               (iv) a certificate of good standing of Seller certified by the Secretary of State of Rhode Island dated within 45 days of the Closing Date;

               (v) a copy of the Articles of Incorporation of Seller, certified by the Secretary of State of the State of Rhode Island within 45 days of the Closing Date;

               (vi) subject to Section 2(c), copies of all consents and waivers required from third parties to consummate the transactions contemplated hereby, as well as any permits and licenses listed in any Schedule to this Agreement as in effect on the date hereof at no cost or other adverse consequence to Buyer;

               (vii) evidence, satisfactory to Buyer, that all Liens (other than Liens securing, and in amounts no greater than, Assumed Payables and any Assumed Liabilities with respect to work in process Inventory arising under Assigned Commitments (to the extent such Assumed Liabilities are not reflected in the book value of such Inventory as reflected on the Inventory Schedule)) have been indefeasibly terminated, released and discharged.

               (viii) an original and duplicate original Articles of Amendment to Seller's Articles of Incorporation, executed by the appropriate officers of Seller, changing the name of Seller so as not to include the names "Balson-Hercules" or "Balson-Hercules Group"; and

               (ix) the Services Agreement, substantially, in the form annexed hereto as Exhibit 4, executed by Seller; and

               (x) employment agreements substantially in the forms annexed hereto as Exhibit 5-A and 5-B, executed by William Milowitz and John Iason, respectively.

          (b) Seller's obligation to consummate the Closing shall be conditioned on Buyer delivering or causing to be delivered to Seller on the Closing Date:

               (i)  the Preliminary Net Purchase Amount; and

               (ii) copies of resolutions duly adopted by Buyer's Board of Directors approving the transactions contemplated by and authorizing the execution, delivery and performance by Buyer of this Agreement, and a certificate as to the incumbency of officers of Buyer executing any instrument or other document delivered in connection with such transactions.

     16. COLLECTIONS OF ACCOUNTS RECEIVABLE; SETTLEMENT OF NON-ASSIGNED CLAIMS. All accounts receivable of the Division of the Seller generated prior to the Effective Time, and all claims of Seller that are not Assigned Claims, shall remain the sole and exclusive property of Seller (or Seller's factor, as the case may be). Accordingly, Buyer shall have no authority to grant any markdowns, discounts, allowances, adjustments or other accommodations with respect to pre-Effective Time accounts receivable or to compromise any such claims that are not Assigned Claims. If any payments by customers in respect of pre-Effective Time accounts receivable or payments by processors with respect to claims that are not Assigned Claims are inadvertently paid or credited to Buyer or its factor, Buyer shall, promptly after the receipt thereof, make a payment in like amount to Seller. Similarly, Seller shall have no authority to grant any markdowns, discounts, allowances, adjustments or other accommodations with respect to Buyer's post-Effective Time accounts receivable or with respect to Assigned Claims. Further, in the event that any customer inadvertently pays to Seller or its factor any amount due with respect to an account receivable generated by Buyer subsequent to the Effective Time, Seller shall, or Seller shall use its best efforts to cause its factor, to remit such
payment to Buyer.    If any payments by customers in respect of post-
Effective Time accounts receivable of Buyer are inadvertently paid to Seller or its factor, Seller shall, promptly after the receipt thereof,
remit such payment to Buyer.   The parties shall, in all instances,
cooperate in good faith to resolve disputes concerning their respective accounts receivable and claims, and Buyer shall provide reasonable assistance to Seller with respect to (i) the collection of receivables with respect to the Division, (ii) the assertion of claims that are not Assigned Claims and (iii) other transition matters.

     17.  MISCELLANEOUS PROVISIONS.

     17.1 NOTICES. All notices hereunder shall be in writing and shall be deemed to have been duly given when (i) delivered in person, or (ii) five
(5) days after posting in the United States mail having been sent registered or certified mail return receipt requested, or (iii) two (2) days after being sent by a reputable, nationally recognized overnight carrier, or (iv) delivered by telecopy and promptly confirmed by delivery in person or in first class mail in each case, with postage prepaid, addressed as follows or to such other address or addresses as the parties hereto may from time to time designate in writing:

     If to Seller:  Consoltex Inc.
                    8555 Transcanadian Highway
                    St. Laurent, Quebec
                    Canada H4C 4Z3
                    Att:  Paul Bamatter

     With a copy to: Wollmuth Maher & Deutsch LLP
                    500 Fifth Avenue
                    New York, New York 10110
                    Att: Kenneth G. Alberstadt, Esq.

                    and

                    Consoltex Inc.
                    8555 Transcanadian Highway
                    St. Laurent, Quebec
                    Canada H4C 4Z3
                    Att:  C. Suzanne Crawford

     IF TO BUYER: DURO INDUSTRIES, INC.
                    110 Chace Street
                    Fall River, Massachusetts  02724
                    Att:  Kevin Walsh

     With a copy to: Hinckley, Allen & Snyder LLP
                    1500 Fleet Center
                    Providence, Rhode Island  02903-2393
                    Att:  Margaret D. Farrell, Esq.

     17.2 SEVERABILITY. Should any one or more of the provisions of this Agreement or any of any agreement entered into pursuant to this Agreement be determined to be illegal or unenforceable, all other provisions of this Agreement and of each such other agreement shall be given effect separately from the provision or provisions determined to be illegal or unenforceable and shall not be affected thereby.

     17.3 COUNTERPARTS. This Agreement and the other agreements contemplated hereby may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same Agreement.

     17.4 CONSTRUCTION OF AGREEMENT. This Agreement is the product of negotiations between the Seller and Buyer and their respective attorneys, and no provision shall be construed for or against either party by reason of ambiguity in language. To the extent that there is a conflict between the terms in this Agreement and the transfer documents delivered pursuant hereto, the language of the transfer documents shall control. This Agreement shall be governed by the laws of the State of New York, without regard to conflicts of law principles thereof.

     17.5 JURISDICTION. The parties agree to submit to the exclusive jurisdiction of the federal and state courts located in New York, New York with respect to any claim or dispute arising hereunder.

     17.6 EXPENSES. Seller shall pay all costs and expenses relating to the transfer of the Assets, including without limitation all recording costs, transfer taxes, and other similar taxes imposed on the transactions contemplated by this Agreement. Except as otherwise set forth in this Agreement, Seller and Buyer shall each bear their own legal expenses in connection with this Agreement.

     17.7 HEADINGS. The section and other headings in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of the Agreement.

     17.8 ATTORNEYS FEES. In any action between Seller and Buyer at law or in equity arising out of or related to this Agreement, the prevailing party shall be entitled to reasonable attorneys' fees and court costs, in addition to any other relief to which that party may be entitled.

     17.9 ENTIRE AGREEMENT. Except as may otherwise be specifically provided herein, this Agreement, including any schedules and exhibits hereto, constitutes the entire agreement of the parties and all prior representations, covenants, proposals and understandings, whether written or oral, are superseded and merged herein. This Agreement may be modified or amended only by an instrument in writing executed by the parties hereto and specifically stating that is intended as a modification or amendment to this Agreement. No oral statements or representations not contained herein shall have any force or effect.

     17.10 ASSIGNMENT. This Agreement shall not be assigned except with the written consent of the other party, such consent not to be unreasonably withheld, provided that Buyer shall be entitled to assign this Agreement to a wholly-owned subsidiary (it being understood that Buyer shall not be relieved from liability hereunder as a result of any such assignment). Subject to the foregoing, this Agreement shall inure to the benefit of and be binding upon the parties hereto and their successors and assigns. Nothing in this Agreement, expressed or implied, is intended to confer upon any other person any right or remedies under or by reason of this Agreement.

     17.11 NO THIRD PARTY BENEFICIARIES. Nothing in this Agreement, expressed or implied, is intended or shall be construed to give any person or entity other than the parties hereto any legal or equitable right, remedy or claim under or in respect to this Agreement or any provision contained herein.

     17.12 WAIVER. Waiver of any default or breach of this Agreement or of any warranty, representation, covenant or obligation contained herein shall not be construed as a waiver of any subsequent breach.

     17.13 SCHEDULES AND EXHIBITS. All schedules and exhibits hereto to this Agreement shall be deemed incorporated into this Agreement as though set forth herein in full. The parties note that Schedule numbers correspond to Section numbers herein, and therefore there are gaps in Schedule numbering.

17.14 PUBLICITY. Except to the extent required otherwise by any securities laws, rules or regulations, all press releases or other public communications of any nature whatsoever relating to the transactions contemplated by this Agreement issued prior to or concurrent with the Closing, and the method of the release for publication thereof, shall be subject to the prior mutual approval of Buyer and Seller which approval shall not be unreasonably withheld by any party.

     IN WITNESS WHEREOF, the parties executed this Agreement to be duly executed, as of the date first above written.

                              SELLER:

                              THE BALSON-HERCULES GROUP LTD.


                              By: /S/PAUL J. BAMATTER
                                   Name:  Paul J. Bamatter
                                   Title: Vice-President, Strategic
                                          Planning



                              BUYER:

                              DURO INDUSTRIES, INC.


                              By: /S/KEVIN WALSH
                              Title:Vice-President

          By placing its signature below, Consoltex Inc. (i) agrees to comply with and to cause the other members of the Consoltex Group (other than Seller) to comply with Sections 8.1(c) and 12.1 of the foregoing Asset Purchase Agreement (it being understood that Consoltex Inc. shall not be deemed a party thereto for any other purpose) and (ii) hereby guarantees the obligations of Seller under Sections 4.1 through 4.3 and 11.1 of this Agreement, provided that in no event shall the aggregate liability of Consoltex Inc. with respect to such guaranty exceed $500,000.

                              CONSOLTEX INC.


                              By: /S/PAUL J. BAMATTER
                              Title: President, Chief Operating Officer





148