Form 10-Q
period 2002-06-30
CONSOLTEX INC/ CA
filed 2002-08-29
CIK 919008

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

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

ITEM 1:   FINANCIAL STATEMENTS


                           CONSOLTEX HOLDINGS, INC.
                     INTERIM CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


(in thousands of U.S. dollars)                           JUNE 30, December 31,
                                                          2002    2001
==============================================================================
CURRENT ASSETS
  Cash and cash equivalents                               $ 877     $ 591
  Accounts receivable and prepaid expenses, net of
  allowance for doubtful accounts of $3,850
  (2001 - $4,318)                                        26,793    25,524
  Inventories (Note 2)                                   35,955    34,047
  Other assets                                            2,594       844
  Current portion of deferred income tax assets (Note 4)  2,862     4,074
==============================================================================
                                                         69,081    65,080

Fixed assets                                             67,585    70,408
Goodwill (Note 1)                                        77,159    75,349
Other assets                                              3,397     6,353
==============================================================================

Total assets                                           $217,222  $217,190
                                                       =======================
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Bank loans                                          $  31,362 $  23,046
  Accounts payable and accrued liabilities               37,603    43,833
  Taxes payable                                           4,118     4,275
  Current portion of long-term debt (Note 3)              1,900    33,843
  Current portion of other long-term liabilities          1,066     1,041
==============================================================================
                                                         76,049   106,038

Long-term debt (Note 3)                                 115,941   135,506
Other long-term liabilities                               5,060     5,467
Deferred income tax liabilities  (Note 4)                 6,591     9,454

SHAREHOLDER'S EQUITY
  Common stock, par value $0.01 per share;
    1,000 shares authorized and issued                        1         1
  Contributed surplus (Note 3)                          135,129    86,912
  Deficit                                              (115,426) (118,422)
  Accumulated other comprehensive loss                   (6,123)   (7,766)
================================================================================
                                                         13,581    (39,275)
================================================================================
Total liabilities and shareholder's equity             $217,222   $217,190
                                                       =========================



See the accompanying notes to the interim consolidated financial statements.

                           CONSOLTEX HOLDINGS, INC.
    INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                 (UNAUDITED)





                                           THREE MONTHS ENDED  SIX MONTHS ENDED
(in thousands of U.S. dollars)                    JUNE 30,       JUNE 30, 2002
                                              2002    2001      2002    2001
============================================================   =================

Sales                                      $45,809  $72,417    $83,620  $151,890
================================================================================
Cost of sales                               37,393   63,905     71,081   130,350
Selling and administrative expenses          4,283    9,377      9,754    19,573
Foreign exchange gain                       (1,613)  (4,047)    (1,507)     (288)
Depreciation and amortization (Note 1)       2,687    5,345      5,353    10,684
Other expense                                  453      389        823   161,100
================================================================================
                                            43,203   74,969     85,504   161,100
================================================================================
Earnings (loss) from operations              2,606   (2,552)    (1,884)   (9,210)

Financing costs:
 Interest expense (Note 3)                   3,469    5,757     5,860     11,627
 Factor expenses                               100      342       170        916
 Amortization of deferred financing expenses   348      639       750      1,282
================================================================================
                                             3,917    6,738     6,780     13,825
================================================================================
Loss before income tax                      (1,311)  (9,290)   (8,664)   (23,035)
Income tax recovery (Note 4)                  (528)  (3,033)   (1,305)    (3,895)
=================================================================================
Loss before extraordinary item                (783)  (6,257)   (7,359)   (19,140)

Extraordinary item (less applicable income
taxes of $ nil)
  - gain on exchange of Notes (Note 3)           -        -    10,355         -
================================================================================
Net earnings (loss)                           (783) (6,257)     2,996    (19,140)

Effect  of  changes in exchange rates during
the period on net investment in subsidiaries
having a functional  currency other than the
U.S. dollar                                  1,878    (845)     1,643     (1,823)
=================================================================================
Comprehensive income (loss)                 $1,095 $(7,102)    $4,639   $(20,963)
                                            =====================================




See the accompanying notes to the interim consolidated financial statements.

                           CONSOLTEX HOLDINGS, INC.
                INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                THREE              SIX
                                                MONTHS            MONTHS
                                                ENDED             ENDED
                                               JUNE 30,          JUNE 30,
(in thousands of U.S. dollars)               2002    2001      2002     2001
=============================================================================

Cash flows from (used in)operating        $ (783) $(6,257)    $2,996 $(19,140)
 activities :
Net earnings (loss)
Adjustments to reconcile net earnings
 (loss)to net cash flows from (used in)
 operating activities :
 Depreciation and amortization (Note 1)    2,687   5,345       5,353  10,684
 Amortization of deferred financing          348     639         750   1,282
  expenses
 Foreign exchange gain                    (1,196) (4,810)     (1,444) (1,532)
 Deferred income taxes                      (599) (3,270)     (1,729) (4,351)
 Non-cash employees' compensation expense      1     142          (7)    239
 Non-cash interest on 10.5% Convertible
  Debentures and Notes (Note 3)            1,269     249       1,331     451
 Extraordinary item - gain on exchange
  of Notes (Note 3)                            -       -     (10,355)       -


Changes in -
Accounts receivables and prepaid expenses (1,907)  4,030        (678)  1,694
Inventories                                1,788   6,528        (834)  7,913
Accounts payable and accrued liabilities     651 (13,182)         24  (8,281)
Income taxes payable                        (512)    448        (328)  1,245
===============================================================================
Cash flows from (used in operating)
activities                                 1,747 (10,138)     (4,921) (9,796)

Cash flows used in investing activities :
  Purchase of fixed assets, net             (739) (2,470)     (1,078) (3,561)
  Proceeds on sale of fixed assets             -   1,871           -   1,871
===============================================================================
Cash flows used in investing activities     (739)   (599)     (1,078) (1,690)

Cash flows (used in) from financing
activities :
 Increase in bank loans                      110  10,040       7,608   6,058
 Proceeds from issuance of long-term           -   3,610           -  10,110
 Payment of long-term debt                  (300) (1,750)       (300) (3,500)
 Payment of exchange of Notes (Note 3)         -       -        (479)      -
 Decrease in other long-term liabilities    (245) (1,097)       (515) (1,809)
 (Increase) decrease in other assets        (189)    105        (508)    (73)
 Capital Contribution                          -       -         479       -
===============================================================================
Cash flows (used in) from financing
 activities                                 (624)  10,908      6,285  10,786

Increase (decrease) in cash                  384      171        286    (700)
===============================================================================
Cash :
  At the beginning of the period             493      381        591   1,252
===============================================================================
  At the end of the period               $   877  $   552     $  877  $  552
                                         ======================================

Supplemental disclosures of cash flow
information :

  Interest paid                          $  1,269 $ 7,830    $ 3,257 $ 10,808
                                         =======================================
  Income taxes paid                      $     91 $   265    $   360 $    305




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

TEXTILE OPERATIONS - Includes the manufacture and distribution of nylon and polyester-based fabrics for home furnishings, industrial, recreational and apparel markets.

POLYPROPYLENE OPERATIONS - Includes the manufacture and distribution of polypropylene-based fabrics and small bags for industrial and agricultural markets.

The accounting policies of the reportable segments are the same as those used by the Company. The Company evaluates performance based on Adjusted EBITDA, which represents sales less allocable expenses less AIP management fee, gain on redemption of Notes, foreign exchange gain (loss), depreciation and amortization, financing costs and income taxes. Intersegment sales are transacted at market value. Segment assets are those which are directly used in segment operations.

The senior credit facility also uses Adjusted EBITDA in the computation of certain financial covenants.


                                               THREE                SIX
                                               MONTHS             MONTHS
                                                ENDED              ENDED
                                              JUNE 30,            JUNE 30,
(in thousands of U.S. dollars)              2002     2001       2002     2001
===============================================================================

SALES :
Textile Operations                        $25,433  $38,493     $48,318 $ 84,692
Polypropylene Operations                  $20,376   33,924      35,302   67,198
===============================================================================
Consolidated sales                        $45,809   72,417     $83,620  151,890
                                          =====================================
ADJUSTED EBITDA :
Textile Operations                        $ 2,744  $(1,752)    $ 1,698  $ (828)
Polypropylene Operations                    1,857    1,105       2,079   3,658
===============================================================================
Total for reportable segments               4,601     (647)      3,777   2,830
Corporate expenses                           (468)    (218)       (992)   (863)
===============================================================================
Consolidated Adjusted EBITDA                4,133     (865)      2,785   1,967

AIP management fee                           (453)    (389)       (823)   (781)
Foreign exchange gain                       1,613    4,047       1,507     288
Depreciation and amortization              (2,687)  (5,345)     (5,353)(10,684)
Financing costs                            (3,917)  (6,738)     (6,780)(13,825)
Income tax recovery                           528    3,033       1,305   3,895
===============================================================================
Loss before extraordinary item             $ (783) $(6,257)    $(7,359)$(19,140)

Extraordinary item (less applicable
 income taxes of $ nil)
  - gain on exchange of Notes                    -       -      10,355        -
================================================================================
Consolidated net income (loss)             $ (783) $(6,257)   $  2,996  $(19,140)
                                           ======================================

(UNAUDITED)





(in thousands of U.S. dollars)     JUNE 30, 2002      December 31,  2001
========================================================================

SEGMENT ASSETS :
  Textile Operations               $114,289                  $111,233
  Polypropylene Operations           98,781                    98,859
=========================================================================
Total for reportable segments       213,070                   210,092
  Corporate                           4,152                     7,098
=========================================================================
Consolidated total assets          $217,222                  $217,190
                                   ======================================

                          CONSOLTEX HOLDINGS,  INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


(in thousands of U.S. dollars, unless otherwise noted)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND BASIS OF PRESENTATION OF THE FINANCIAL STATEMENTS

Consoltex Holdings, Inc. (the "Company") is a North American textile and packaging company with activities divided between its Polypropylene and Textile Operations located in the United States, Canada, Mexico and Costa Rica. The Company is vertically integrated from the production of yarn, in its Polypropylene Operations, through to weaving, dyeing, printing, finishing and coating, as well as production of end products such as small bags. It also conducts its own research and development and maintains its own sales, marketing and distribution network throughout North America.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. These principles are applied on a basis consistent with those reflected in our December 31, 2001 consolidated financial statements and related notes on Form 10, filed with the Securities and Exchange Commission. In the opinion of management, the interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial results of operations for the interim periods presented. Certain items are included in these statements based on estimates and may not be indicative of results for future periods. Certain notes have been condensed or omitted from these interim consolidated financial statements, therefore, these statements should be read in conjunction with the December 31, 2001 consolidated financial statements on Form 10.

During 2001, the Textile Operations disposed of its U.S. based converting division and closed its cut and sew facility in Mexico.

On December 19, 2001, the Company sold the Flexible Intermediate Bulk Container ("FIBC") division of its Polypropylene Operations. The majority of the net proceeds received from the sale were applied to reduce the debt outstanding under the senior credit facility.

On January 10, 2002, the Company issued an exchange offer (the "Exchange Offer") which expired on February 11, 2002, whereby $85,250 of aggregate principal amount of Series B 11% Senior Subordinated Notes ("the Notes") were tendered for $80,449 of aggregate principal amount of 11% Senior Subordinated Pay-in-Kind Notes due January 31, 2009 (the "New Notes") and cash of $479. The total gain on exchange amounted to $10,355 (see Note 3) and is included as an extraordinary item in the first quarter of 2002.

GOODWILL

Effective January  1,  2002,  the  Company  adopted  FASB  Statement  No.  142
"Goodwill and Other Intangible Assets". Under this Statement, goodwill and intangible assets with indefinite useful lives are no longer amortized, but will be tested at least annually for impairment.

The provisions of this Statement also require the completion of a transitional impairment test as of January 1{st}, 2002 within six months of adoption. The Company has completed this impairment test in the second quarter of 2002 and the results indicate that there is no impairment in the value of goodwill reported on the balance sheet and no adjustment to the carrying value of goodwill is necessary.

A reconciliation of previously reported net income (loss) to the amounts adjusted for the exclusion of goodwill amortization is as follows :

                                        THREE             SIX
                                       MONTHS            MONTHS
                                        ENDED            ENDED
                                       JUNE 30,         JUNE 30,
                                    2002    2001      2002    2001
=================================================    ==============

Reported net income (loss)       $(783)  $(6,257)   $2,996  $(19,140)
Add : goodwill amortization          -     2,003         -     3,960
=====================================================================
Adjusted net income (loss)       $(783)  $(4,254)   $2,996  $(15,180)
                                 ====================================

(in thousands of U.S. dollars, unless otherwise noted)

SIGNIFICANT EVENTS SUBSEQUENT TO DECEMBER 31, 2001

2. INVENTORIES

                                 JUNE  30, 2002       December 31, 2001
=======================================================================

Raw materials                      $ 7,847                  $  8,451
Work in process                     12,008                    13,435
Finished goods                      21,079                    19,327
Spare parts                          2,688                     2,771
=======================================================================
                                    43,622                    43,984
=======================================================================

 Less reserves:
 Raw materials                      (1,404)                   (2,007)
 Work in process                    (1,866)                   (1,915)
 Finished goods                     (4,221)                   (5,829)
 Spare parts                          (176)                     (186)
=======================================================================
                                    (7,667)                   (9,937)
=======================================================================
                                   $35,955                   $34,047


3. LONG-TERM DEBT AND SHAREHOLDER'S EQUITY

                                                    JUNE 30,     December 31,
                                                     2002             2001
=============================================================================

Series B 11% Senior Subordinated Notes maturing
 on October 1, 2003
  Interest payable semi-annually on April 1
   and October 1                                   $   100         $120,000

11% Senior Subordinated Pay-in-Kind Notes
 maturing January 31, 2009
  Interest payable semi-annually on April 1
   and October 1                                    81,654                -

10.5% Convertible Debentures
 Interest payable quarterly starting
  December 31, 2000                                  2,544            15,506

Term Loan, maturing December 31, 2003
 Interest payable quarterly at LIBOR plus margin    33,543            33,843
==============================================================================
                                                   117,841           169,349

Less : Amounts due within one year                   1,900            33,843
==============================================================================
                                                  $115,941          $135,506
                                                  ============================


SERIES B 11% SENIOR SUBORDINATED NOTES

During the first quarter of 2001, AIP/CGI, Inc., the Company's parent, purchased $28,650 of the $120,000 outstanding Notes on the open market. In April 2001, AIP/CGI, Inc. purchased an additional $6,000 of the Notes ("Acquired Notes"). Interest on the Notes was payable semi-annually on October 1{ }and April 1. The interest related to the Acquired Notes amounted to $1,576 as of March 31, 2001. As a result, the Company recorded an equity contribution of $1,576, equivalent to the interest otherwise payable on the Acquired Notes owned by AIP/CGI, Inc. on March 31, 2001. The amount was credited to the contributed surplus account of the Company. No further interest was incurred by the Company on the Acquired Notes as AIP/CGI, Inc. waived all interest commencing on April 1, 2001.

The  Notes  were  jointly  issued  by Consoltex Inc. and Consoltex (USA) Inc.,
(together  the  "Issuers").   The  Notes  are  unsecured,  however,  they  are
guaranteed by the Company and Consoltex (USA) Inc.'s subsidiaries.

AIP/CGI CONTRIBUTION AGREEMENT

On February 7, 2002, AIP/CGI, Inc. entered into a contribution agreement with the Company whereby it contributed its 10.5% Convertible Debentures of $13,088 and Acquired Notes of $34,650 to the Company. The Company recorded contributed surplus of $47,738 and the Acquired Notes were cancelled by the Issuers and the 10.5% Convertible Debentures were cancelled by the Company.

(in thousands of U.S. dollars, unless otherwise noted)

EXCHANGE OFFER AND EXCHANGE OF NOTES FOR NEW NOTES

On January 10, 2002, the Company issued the Exchange Offer originally expiring on February 8, 2002, but extended to February 11, 2002. The Exchange Offer to all the Noteholders was for either (i) $935.00 principal amount of 11% Senior Subordinated Pay-in-Kind Notes due January 31, 2009, the New Notes, for each $1,000.00 principal amount of their outstanding 11% Series B Senior Subordinated Notes due 2003, the Notes, and $55.00 principal amount of New Notes for all of the accrued but unpaid interest on the Notes through the date of the Exchange Offer, or (ii) 573.63 principal amount of New Notes and $46.38 in cash for each $1,000.00 principal amount of Notes and $33.74 principal amount of New Notes for all of the accrued but unpaid interest on the Notes through the date of the Exchange Offer. The New Notes bear interest at the rate of 11% per annum from and after the date of issuance, payable semi-annually (with the first payment to occur on April 1, 2002) in either additional New Notes or cash at the Company's option on or prior to April 1, 2005, and payable in cash thereafter and have restrictive covenants substantially similar to those of the Notes, prior to giving effect to the waivers and amendments. The April 1, 2002 interest payment was made through the issuance of $1,205 of additional New Notes. Concurrently with the Exchange Offer, the Company also solicited consents from Holders of Notes to certain waivers with respect to defaults under, and amendments to, the old Indenture governing the Notes.

On February 11, 2002, the Company accepted properly tendered Notes, whereby $74,930 of aggregate principal amount of Notes were tendered for New Notes and $10,320 aggregate principal amount of Notes were tendered for New Notes and cash, for a total of $75,979 of principal amount of New Notes. Additional New Notes in the amount of $4,470 were issued in payment of the accrued but unpaid interest on the Notes. The cash paid by the Company of $479 was received from the parent as a contribution of capital.

As a result of the Exchange Offer,  on February  12, 2002, a New Indenture and
New  Notes  were  issued for an aggregate principal amount  of  $80,449.   The
interest on the New Notes commenced accruing on February 12, 2002.

The total gain on the exchange amounted to $10,355 and included $2,589 of interest expensed and accrued in the fourth quarter of 2001 relating to the Notes that was no longer payable and reversed in February 2002 and $1,026 of unamortized deferred financing expenses, relating to the Notes, that were written-off as a result of the Exchange Offer. This gain is included as an extraordinary item.

The previously accrued, but unpaid interest, on the $100 of Notes not exchanged was paid in March 2002.

10.5% CONVERTIBLE DEBENTURES

During the first and second quarters of 2002, the Company issued $62 and $64, respectively, of 10.5% Convertible Debentures to Les Gantiers Limited in payment of interest.

SENIOR CREDIT FACILITY

On January 24, 2002, the Company renegotiated its senior credit facility with its bankers. The new facility consists of a $34,000 working capital loan and a $33,843 term loan, both of which mature on December 31, 2003. The term loan is repayable as follows : $300 on each of June 30 and September 30, 2002; $200 on December 31, 2002; $1,400 on June 30, 2003; $1,600 on September 30, 2003
and the balance of $30,043 at maturity on December 31, 2003. This new facility is subject to certain financial covenants and restrictive conditions and is secured by certain of the Company's accounts receivable, inventory and fixed assets.


4.   INCOME TAXES

Income tax benefit for the quarter and six months ended June 30, 2001 and 2002 was primarily comprised of deferred taxes. A valuation allowance of approximately $1,200 and $2,600 was claimed against the losses for the quarter and six months ended June 30, 2001, respectively.

ITEM 2 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

This discussion contains forward-looking statements, including statements concerning possible or assumed results of operations. It should be noted that the factors described below, in addition to those discussed elsewhere, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements. These factors include:

 - material adverse changes in economic conditions in the markets we serve;

 - future regulatory actions and conditions in our operating areas;

 -  competition from others in the textile and packaging industry; and

 - other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the Securities and Exchange Commission.

The Company conducts its business in two principal operating segments, Polypropylene Operations and Textile Operations. Polypropylene Operations manufactures and distributes polypropylene-based fabrics and bags for industrial and agricultural purposes. Textile Operations manufactures and distributes polyester, polyester rayon, voile and nylon based fabrics for a wide variety of home furnishings, industrial, recreational and apparel uses.

The following discussion should be read in conjunction  with  the accompanying
unaudited  consolidated financial statements for the quarter and  six   months
ended June 30, 2002 and 2001.


RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

SALES

Consolidated sales for the quarter and six months ended June 30, 2002 were $45.8 million and $83.6 million, respectively, a decrease of 36.7% and 44.9% compared to sales of $72.4 million and $151.9 million for the quarter and six months ended June 30, 2001, respectively. The decrease was mainly due to the sale of the FIBC division, disposal of the U.S. based converting division and closure of the cut and sew facility in Mexico and reduced sales in the Fashion division of the Textile Operations, representing a decrease in the total amount of $31.4 million and $70.6 million, or 43.4% and 46.5%, compared to the quarter and six months ended June 30, 2001, respectively.

ITEM 2 :  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONT'D)


SALES (Cont'd)


TEXTILE OPERATIONS
==================

Textile Operations sales decreased by 33.9% and 42.9%, from $38.5 million and $84.7 million for the quarter and six months ended June 30, 2001, respectively,  to  $25.4  million  and  $48.3 million for the quarter and  six months ended June 30, 2002, respectively. This decrease in sales was primarily attributable to the disposal of its converting division in the United States, closure of its cut and sew facility in Mexico and reduced sales in its Fashion division, representing a decrease in the total amount of $15.7 million and $36.6 million compared to the quarter and six months ended June 30, 2001, respectively.

POLYPROPYLENE OPERATIONS
========================

Polypropylene Operations sales decreased by 39.9% and 47.5% from $33.9 million and $67.2 million for the quarter and six months ended June 30, 2001, respectively, to $20.4 million and $35.3 million for the quarter and six months ended June 30, 2002, respectively. This decrease is mainly attributable to the sale of the FIBC division that occurred on December 19, 2001. The sales generated by the remaining operations for the quarter ended June 30, 2002 remained constant compared to the same quarter of 2001 and decreased by $3.4 million for the six months ended June 30, 2002 compared to the same period of 2001, taking into consideration the intercompany sales in 2001 to the FIBC division that was sold in the last quarter of 2001.

COST OF SALES
=============

Consolidated cost of sales for the quarter and six months ended June 30, 2002 of $37.3 million and $71.1 million respectively, represent a decrease of 41.5% and 45.5% compared to cost of sales of $63.9 millon and $130.3 million for the quarter and six months ended June 30, 2001, respectively. The decrease was mainly due to the sale of the FIBC division, the disposal of the U.S.- based converting division, the closure of the cut and sew facility in Mexico and reduced sales in the Fashion division of the Textile Operations, representing a decrease in the total amount of $27.8 million and $60.6 million compared to the quarter and six months ended June 30, 2001, respectively.

TEXTILE OPERATIONS
==================

Cost of sales of the Textile Operations decreased by 41.6% and 44.1%, from $34.4 million and $73.5 million for the quarter and six months ended June 30, 2001, respectively, to $20.1 million and $41.1 million for the quarter and six months ended June 30, 2002, respectively. This decrease in cost of sales was mainly attributable to the disposal of its U.S.-based converting division, closure of its cut and sew facility in Mexico and reduced sales in its Fashion division, representing a decrease in the total amount of $15.4 million and $33.9 million compared to the quarter and six months ended June 30, 2001, respectively.

POLYPROPYLENE OPERATIONS
========================

Cost of sales of the Polypropylene Operations decreased by 41.7% and 47.2%, from $29.5 million and $56.8 million for the quarter and six months ended June 30, 2001, respectively, to $17.2 million and $30.0 million for the quarter and six months ended June 30, 2002, respectively. This decrease was mainly attritutable to the sale of its FIBC division on December 19, 2001. The cost of sales incurred by the remaining businesses were lower for the quarter and six months ended June 30, 2002 compared to the respective period of 2001 due to inventory provisions taken in 2001.

SELLING AND ADMINISTRATIVE EXPENSES

Consolidated selling and administrative expenses for the quarter and six months ended June 30, 2002 were $4.3 million and $9.7 million, respectively, compared to $9.4 million and $19.6 million for the quarter and six months ended June 30, 2001, representing a decrease of 54.3% and 50.2%, respectively. The decrease was mainly due to the sale of the FIBC division, the disposal of the U.S-based converting division and the closure of the cut and sew facility in Mexico, representing a decrease in the total amount of $4.9 million and $9.9 million compared to the quarter and six months ended June 30, 2001, respectively.

Selling and administrative expenses decreased to 9.3% and 11.7% of sales for the quarter and six months ended June 30, 2002 from 12.9% of sales for the quarter and six months ended June 30, 2001. The decrease was mainly due to the sale of the FIBC division and disposal of the U.S.-based converting division which had higher selling and administrative costs than the remaining operations.

TEXTILE OPERATIONS
==================

Selling and administrative expenses of the Textile Operations decreased by 56.9% and 54.2% from $5.8 million and $12.0 million for the quarter and six months ended June 30, 2001, respectively, to $2.5 million and $5.5 million for the quarter and six months ended June 30, 2002, respectively. The decrease was mainly attributabe to the disposal of its converting division in the United States and closure of its cut and sew facility in Mexico, representing a decrease in the total amount of $3.1 million and $6.1 million for the quarter and six months ended June 30, 2001, respectively.

POLYPROPYLENE OPERATIONS
========================

Selling and administrative expenses of the Polypropylene Operations decreased by 60.6% and 52.2% from $3.3 million and $6.7 million for the quarter and six months ended June 30, 2001, respectively, to $1.3 million and $3.2 million for the quarter and six months ended June 30, 2002, respectively. The decrease was mainly attributable to the sale of its FIBC division.


ADJUSTED EBITDA

Adjusted EBITDA was $4.1 million and $2.8 million for the quarter and six months ended June 30, 2002, respectively, compared to $(0.9) million and $2.0 million for the quarter and six months ended June 30, 2001, respectively. The Company's gross profit margins increased significantly from 11.8% for the second quarter of 2001 to 18.4% for the second quarter of 2002 and from 14.2% for the six months ended June 30, 2001 to 15% for the six months ended June 30, 2002. The increase in gross profit margins for the second quarter of 2002 compared to that of 2001 is primarily attributable to the disposal of the U.S.-based converting division and closure of the Mexican cut and sew facility which had low margins, improvements in efficiency and productivity from the LINQ plant in South Carolina as well as to large negative variances in the Canadian plants due mainly to higher than normal natural gas costs in the second quarter of 2001.

TEXTILE OPERATIONS
==================

Adjusted EBITDA in the Textile Operations increased from $(1.7) million and $(0.8) million for the quarter and six months ended June 30, 2001, respectively, to $2.7 million and $1.7 million for the quarter and six months ended June 30, 2002, respectively. The increase was mainly due to higher overall profit margins due to the disposal of the U.S.-based converting division and closure of the Mexican cut and sew facility as well as to large negative variances as a result of higher than normal natural gas costs in the second quarter of 2001.

POLYPROPYLENE OPERATIONS
========================

Adjusted EBITDA in the Polypropylene Operations increased from $1.1 million to $1.9 million for the quarter ended June 30, 2001 and 2002, respectively, and decreased from $3.7 million to $2.1 million for the six months ended June 30, 2001 and 2002, respectively. The increase for the second quarter was mainly due to improved manufacturing performance at LINQ and in the Small Bag operations in Mexico which more than offset the decrease as a result of the sale of the FIBC division which had Adjusted EBITDA of $1.4 million for the quarter ended June 30, 2002. The decrease for the six months ended June 30, 2002 compared to the same period of 2001 was mainly attributable to the sale of the FIBC division which had Adjusted EBITDA in the six months ended June 30, 2001, of $3.5 million.

ITEM 2 :  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONT'D)


EXTRAORDINARY ITEM - GAIN ON EXCHANGE OF NOTES

As a result of the exchange offer that was completed on February 12, 2002 for the exchange of our Series B 11% Senior Subordinated Notes for our new 11% Senior Subordinated Pay-In-Kind Notes, an extraordinary gain of $10.4 million was realized in the first quarter of 2002. This gain includes $2.6 million of interest expensed and accrued in the fourth quarter of 2001 relating to the Series B 11% Senior Subordinated Notes that was no longer payable as a result of the exchange and as such was reversed. In addition, the gain reflects a write-off of $1.0 million of unamortized deferred financing expenses related to the Series B 11% Senior Subordinated Notes.

FOREIGN EXCHANGE LOSS

For the second quarter of 2002, the Company incurred a $1.6 million foreign exchange gain resulting in a net $1.5 million foreign exchange gain for the six months ended June 30, 2002, compared to a $4.0 million foreign exchange gain for the second quarter of 2001 and a $0.3 foreign exchange gain for the six months ended June 30, 2001. Most of the foreign exchange gain for the quarter and six months ended June 30, 2002 related to the fluctuations of the Canadian dollar on net monetary assets denominated in U.S. dollars. The U.S. to Canadian dollar exchange rate as at June 30, 2002 was 1.5187 Canadian dollar to 1 U.S. dollar versus 1.5935 Canadian dollar to 1 U.S. dollar at March 31, 2002 and 1.5928 Canadian dollar to 1 U.S. dollar at December 31, 2001.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased to $2.7 million and $5.4 million for the quarter and six months ended June 30, 2002, respectively, from $5.3 million and $10.7 million for the quarter and six months ended June 30, 2001, respectively. The decrease is due mainly to the adoption of FASB Statement No. 142 "Goodwill and Other Intangible Assets" whereby goodwill is no longer amortized. The Company adopted this Statement effective January 1, 2002. In the quarter and six months ended June 30, 2001, the amount of goodwill amortization was $2.0 million and $4.0 million, respectively. The decrease is also due to the sale of the FIBC division in the last quarter of 2001.

FINANCING COSTS

Financing costs for the quarter and six months ended June 30, 2002 decreased to $3.9 million and $6.8 million, respectively, from $6.7 million and $13.8 million for the quarter and six months ended June 30, 2001, respectively. Financing costs consist of interest expense, including factor expense, and amortization of deferred financing costs. Financing costs for the quarter ended June 30, 2002 decreased mainly due to the reduction of debt as a result of the Exchange Offer that occurred in the first quarter of 2002, the reduction of bank debt in the fourth quarter of 2001 due to the sale of the FIBC division and the capitalization of $47.7 million of Notes and Convertible Debentures in the first quarter of 2002 owned by AIP/CGI, Inc., our parent company.

INCOME TAX

Income tax recovery decreased from $3.0 million and $3.9 million for the quarter and six months ended June 30, 2001, respectively, to $0.5 million and $1.3 million for the quarter and six months ended June 30, 2002, respectively. The difference between the effective tax rate for each of the quarters and the composite statutory U.S. federal rate of 35% was primarily attributable to certain non-taxable income, non-deductible amortization of goodwill in 2001, non-deductible foreign exchange losses, alternative minimum taxes and certain losses incurred in the first quarter of 2001 for which a valuation allowance was taken.

LIQUIDITY AND CAPITAL RESOURCES

The Company's total outstanding debt at June 30, 2002 was $148.3 million compared to $191.8 million at December 31, 2001. The ratio of debt to total capital, comprised of debt plus shareholder's equity, including accumulated other comprehensive loss, was 91.6% at June 30, 2002 compared to 125.7% at December 31, 2001. The Company's debt to total capital ratio improved at June 30, 2002 due primarily to the reduction of debt as a result of the Exchange Offer and the capitalization of the Notes and 10.5% Convertible Debentures owned by AIP/CGI, Inc., the parent company.

ITEM 2 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONT'D)


Operating lines of credit available from our senior credit facility, calculated as the lesser of $34.0 million ($34.0 million on March 31, 2002) and the amount calculated under the borrowing base definition, totalled $33.6 million on June 30, 2002 ($31.2 million on March 31, 2002) of which $2.3 million remained unused.

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


CAPITAL EXPENDITURES

The net additions to fixed assets amounted to $0.7 million and $1.1 million for the quarter and six months ended June 30, 2002, respectively, compared to $2.5 million and $3.6 million for the quarter and six months ended June 30, 2001, respectively. Net capital expenditures in the Polypropylene Operations amounted to $0.5 million for the quarter and $0.7 million for the six months ended June 30, 2002 and were primarily for maintenance purposes. Net capital expenditures in the Textile Operations amounted to $0.2 million for the quarter and $0.4 million for the six months ended June 30, 2002 and were also primarily for maintenance purposes.


FINANCING ACTIVITIES

At June 30, 2002, the outstanding balance on the senior bank term loan was $33.5 million. Term loan repayments for the quarter ended June 30, 2002 amounted to $0.3 million. There was no required term loan repayment for the first quarter of 2002. Also, during the first and second quarters of 2002, the Company issued $ 0.1 million and $0.1 million, respectively, of 10.5% Convertible Debentures to Les Gantiers Limited.

 ITEM 3 : QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATES

Interest rate risk exposure relates primarily to the Company's debt portfolio which consists of working capital and term loans drawn under a bank credit facility and fixed rate senior subordinated notes. Borrowings under the bank credit facility are influenced by changes in short-term LIBOR interest rates.

The following table provides information as of June 30, 2002 about the Company's market rate risk sensitive instruments. For borrowings under the bank credit facility and long-term debt, the table presents principal cash flows and weighted-average interest rates by fiscal year of maturity.


As at June 30, 2002 :


                                     EXPECTED MATURITY DATE
==============================================================================
                                                                         FAIR
                                                                         VALUE
             ($ MILLIONS)               2002 2003  2004 2005 2009  TOTAL  AT
                                                                         JUNE
                                                                          30,
                                                                          2002
==============================================================================
Liabilities
  Variable rate
==============================================================================
    Working capital loans                -   31.4   -    -    -    31.4  31.4
==============================================================================
    Average interest rate                -   6.0%   -    -    -     -     -
==============================================================================

    Term loans                          0.5  33.0   -    -    -    33.5  33.5
==============================================================================
    Average interest rate               6.0% 6.0%   -    -    -       -     -
==============================================================================

  Fixed rate
==============================================================================
    Series B 11% Senior
      Subordinated Notes                  -  0.1    -    -    -     0.1  0.1
==============================================================================
    Average interest rate                 - 11.0%   -    -    -     -     -
==============================================================================
    11% Senior Subordinated Pay-in-
    Kind Notes                            -    -    -    -  81.6   81.6  81.6
==============================================================================
    Average interest rate                 -    -    -    -  11.0%     -     -
==============================================================================
    10.5% Convertible Debentures          -    -    -    -   2.5    2.5   2.5
==============================================================================
    Average interest rate                 -    -    -    -  10.5%    -     -
==============================================================================


FOREIGN CURRENCY

The Company has international operations in Canada, Mexico and Costa Rica. Changes in foreign exchange rates can impact the Company's financial position, results of operations and cash flow. The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transaction and commitment exposure. The net assets of the Company's foreign operations which are consolidated approximate 56.6% of total assets (Canada 51.9%; Mexico 4.1%;Costa Rica 0.6%) and 48.2% of total liabilities (Canada 44.6%; Mexico 3.5%; Costa Rica 0.1%) at June 30, 2002. The operations have the potential to impact the Company's financial position due to fluctuations in these local currencies arising from the process of remeasuring the local functional currency into the U.S. dollar. A 10% change in the respective currencies against the U.S. dollar could have changed shareholder's equity by approximately $2.5 million at June 30, 2002.



15