Form 10-Q/A
period 2002-06-30
CONSOLTEX INC/ CA
filed 2002-08-30
CIK 919008

DUE TO TECHNICAL DIFFICULTIES IN THE TRANSMISSION OF OUR FORM 10-Q FILED ON AUGUST 29, 2002, PLEASE FIND BELOW OUR RE-TRANSMITTED
FORM 10-Q.

==========================================================================
                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                           ========================

                         AMENDMENT NO. 1 TO FORM 10-Q

_X__  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

                                     OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                             =========================

                              CONSOLTEX HOLDINGS, INC.
               (Exact Name of Registrant as Specified in its Charter)


                         Commission File No. 00-49822


     DELAWARE                                       98-0223444
(State of other jurisdiction of                  (I.R.S. Employer
Incorporation or Organization)                   Identification No.)

c/o American Industrial Partners
551 Fifth Avenue, Suite 3800
New York, New York                                    10176
(Address of Principal Executive Offices)            (Zip Code)

                                (212) 983-1399
             (Registrant's Telephone Number, Including Area Code)
                          ================================

                                 Copies to:

PAUL J. BAMATTER                  NICHOLAS P. SAGGESE, ESQ.
CONSOLTEX HOLDINGS, INC.          SKADDEN, ARPS, SLATE, MEAGHER & FLOM LLP
c/o American Industrial Partners  300 South Grand Avenue
551 Fifth Avenue, Suite 3800      Los Angeles, California  90071
New York, New York 10176

                          =================================

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

Common stock, par value $0.01 per share   =  1,000 shares (outstanding as of
(class)                                      August 22, 2002)

================================================================================
                                      -1-

                                 TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2. Management's Disuccsion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

ITEM 1:   FINANCIAL STATEMENTS


                           CONSOLTEX HOLDINGS, INC.
                     INTERIM CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


(in thousands of U.S. dollars)                          JUNE 30, December 31,
                                                           2002    2001
=============================================================================
CURRENT ASSETS
  Cash and cash equivalents                                 $ 877     $ 591
  Accounts receivable and prepaid expenses, net of
  allowance for doubtful accounts of $3,850
  (2001 - $4,318)                                          26,793    25,524
  Inventories (Note 2)                                     35,955    34,047
  Other assets                                              2,594       844
  Current portion of deferred income tax assets (Note 4)    2,862     4,074
=============================================================================
                                                           69,081    65,080

Fixed assets                                               67,585    70,408
Goodwill (Note 1)                                          77,159    75,349
Other assets                                                3,397     6,353
=============================================================================

Total assets                                             $217,222  $217,190
                                                        =====================
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Bank loans                                            $  31,362  $ 23,046
  Accounts payable and accrued liabilities                 37,603    43,833
  Taxes payable                                             4,118     4,275
  Current portion of long-term debt (Note 3)                1,900    33,843
  Current portion of other long-term liabilities            1,066     1,041
=============================================================================
                                                           76,049   106,038

Long-term debt (Note 3)                                   115,941   135,506
Other long-term liabilities                                 5,060     5,467
Deferred income tax liabilities  (Note 4)                   6,591     9,454

SHAREHOLDER'S EQUITY
  Common stock, par value $0.01 per share;
    1,000 shares authorized and issued                          1         1
  Contributed surplus (Note 3)                            135,129    86,912
  Deficit                                                (115,426) (118,422)
  Accumulated other comprehensive loss                     (6,123)   (7,766)
===============================================================================
                                                           13,581   (39,275)
===============================================================================
Total liabilities and shareholder's equity               $217,222   $217,190
                                                       ========================



See the accompanying notes to the interim consolidated financial statements.

                           CONSOLTEX HOLDINGS, INC.
    INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                 (UNAUDITED)





                                         THREE MONTHS ENDED  SIX MONTHS ENDED
(in thousands of U.S. dollars)                  JUNE 30,         JUNE 30,
                                            2002    2001      2002    2001
============================================================   =================

Sales                                        $45,809  $72,417  $83,620  $151,890
================================================================================
Cost of sales                                 37,393   63,905   71,081   130,350
Selling and administrative expenses            4,283    9,377    9,754    19,573
Foreign exchange gain                         (1,613)  (4,047)  (1,507)     (288)
Depreciation and amortization (Note 1)         2,687    5,345    5,353    10,684
Other expense                                    453      389      823       781
================================================================================
                                              43,203   74,969   85,504   161,100
================================================================================
Earnings (loss) from operations                2,606   (2,552)  (1,884)   (9,210)

Financing costs:
 Interest expense (Note 3)                     3,469    5,757    5,860    11,627
 Factor expenses                                 100      342      170       916
 Amortization of deferred financing expenses     348      639      750     1,282
================================================================================
                                               3,917    6,738    6,780    13,825
================================================================================
Loss before income tax                        (1,311)  (9,290)  (8,664)  (23,035)
Income tax recovery (Note 4)                    (528)  (3,033)  (1,305)   (3,895)
=================================================================================
Loss before extraordinary item                  (783)  (6,257)  (7,359)  (19,140)

Extraordinary item (less applicable income
taxes of $ nil)
  - gain on exchange of Notes (Note 3)            -        -    10,355         -
================================================================================
Net earnings (loss)                             (783)  (6,257)   2,996   (19,140)

Effect  of  changes in exchange rates during
the period on net investment in subsidiaries
having a functional  currency other than the
U.S. dollar                                    1,878     (845)   1,643    (1,823)
=================================================================================
Comprehensive income (loss)                   $1,095  $(7,102)  $4,639  $(20,963)
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
=============================================================================

Cash flows from (used in)operating
 activities :
Net earnings (loss)                        $ (783)  $(6,257)  $2,996 $(19,140)
Adjustments to reconcile net earnings
 (loss)to net cash flows from (used in)
 operating activities :
 Depreciation and amortization (Note 1)     2,687     5,345    5,353  10,684
 Amortization of deferred financing           348       639      750   1,282
  expenses
 Foreign exchange gain                     (1,196)   (4,810)  (1,444) (1,532)
 Deferred income taxes                       (599)   (3,270)  (1,729) (4,351)
 Non-cash employees' compensation expense       1       142       (7)    239
 Non-cash interest on 10.5% Convertible
  Debentures and Notes (Note 3)             1,269       249    1,331     451
 Extraordinary item - gain on exchange
  of Notes (Note 3)                             -        -   (10,355)       -


Changes in -
Accounts receivables and prepaid expenses  (1,907)    4,030     (678)  1,694
Inventories                                 1,788     6,528     (834)  7,913
Accounts payable and accrued liabilities      651   (13,182)      24  (8,281)
Income taxes payable                         (512)      448     (328)  1,245
=============================================================================
Cash flows from (used in) operating
activities                                  1,747   (10,138)  (4,921) (9,796)

Cash flows used in investing activities :
  Purchase of fixed assets, net             (739)    (2,470)  (1,078) (3,561)
  Proceeds on sale of fixed assets             -      1,871        -   1,871
=============================================================================
Cash flows used in investing activities     (739)      (599)  (1,078) (1,690)

Cash flows (used in) from financing
activities :
 Increase in bank loans                      110     10,040    7,608   6,058
 Proceeds from issuance of long-term debt      -      3,610        -  10,110
 Payment of long-term debt                  (300)    (1,750)    (300) (3,500)
 Payment of exchange of Notes (Note 3)         -          -     (479)      -
 Decrease in other long-term liabilities    (245)    (1,097)    (515) (1,809)
 (Increase) decrease in other assets        (189)       105     (508)    (73)
 Capital Contribution                          -          -      479       -
=============================================================================
Cash flows (used in) from financing
 activities                                 (624)   10,908     6,285  10,786

Increase (decrease) in cash                  384       171       286    (700)
=============================================================================
Cash :
  At the beginning of the period             493       381       591   1,252
=============================================================================
  At the end of the period               $   877  $    552    $  877  $  552
                                         ====================================

Supplemental disclosures of cash flow
information :

  Interest paid                          $ 1,269  $ 7,830   $ 3,257  $ 10,808
                                         ====================================
  Income taxes paid                      $    91  $   265   $   360  $    305




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


                                               THREE                SIX
                                               MONTHS             MONTHS
                                                ENDED              ENDED
                                              JUNE 30,            JUNE 30,
(in thousands of U.S. dollars)              2002     2001       2002     2001
==============================================================================

SALES :
Textile Operations                        $25,433  $38,493     $48,318 $ 84,692
Polypropylene Operations                  $20,376   33,924      35,302   67,198
===============================================================================
Consolidated sales                        $45,809   72,417     $83,620  151,890
                                          =====================================
ADJUSTED EBITDA :
Textile Operations                        $ 2,744  $(1,752)    $ 1,698  $ (828)
Polypropylene Operations                    1,857    1,105       2,079   3,658
===============================================================================
Total for reportable segments               4,601     (647)      3,777   2,830
Corporate expenses                           (468)    (218)       (992)   (863)
===============================================================================
Consolidated Adjusted EBITDA                4,133     (865)      2,785   1,967

AIP management fee                           (453)    (389)       (823)   (781)
Foreign exchange gain                       1,613    4,047       1,507     288
Depreciation and amortization              (2,687)  (5,345)     (5,353)(10,684)
Financing costs                            (3,917)  (6,738)     (6,780)(13,825)
Income tax recovery                           528    3,033       1,305   3,895
===============================================================================
Loss before extraordinary item             $ (783) $(6,257)    $(7,359)$(19,140)

Extraordinary item (less applicable
 income taxes of $ nil)
  - gain on exchange of Notes                    -       -      10,355        -
================================================================================
Consolidated net income (loss)             $ (783) $(6,257)   $  2,996  $(19,140)
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

The provisions of this Statement also require the completion of a transitional impairment test as of January 1st, 2002 within six months of adoption. The Company has completed this impairment test in the second quarter of 2002 and the results indicate that there is no impairment in the value of goodwill reported on the balance sheet and no adjustment to the carrying value of goodwill is necessary.

A reconciliation of previously reported net income (loss) to the amounts adjusted for the exclusion of goodwill amortization is as follows :

                                        THREE             SIX
                                       MONTHS            MONTHS
                                        ENDED            ENDED
                                       JUNE 30,         JUNE 30,
                                    2002    2001      2002    2001
=================================================    ==============

Reported net income (loss)       $(783)  $(6,257)   $2,996  $(19,140)
Add : goodwill amortization          -     2,003         -     3,960
=====================================================================
Adjusted net income (loss)       $(783)  $(4,254)   $2,996  $(15,180)
                                 ====================================

(in thousands of U.S. dollars, unless otherwise noted)

2. INVENTORIES

                                 JUNE  30, 2002       December 31, 2001
=======================================================================

Raw materials                      $ 7,847                  $  8,451
Work in process                     12,008                    13,435
Finished goods                      21,079                    19,327
Spare parts                          2,688                     2,771
=======================================================================
                                    43,622                    43,984
=======================================================================

 Less reserves:
 Raw materials                      (1,404)                   (2,007)
 Work in process                    (1,866)                   (1,915)
 Finished goods                     (4,221)                   (5,829)
 Spare parts                          (176)                     (186)
=======================================================================
                                    (7,667)                   (9,937)
=======================================================================
                                   $35,955                   $34,047


3. LONG-TERM DEBT AND SHAREHOLDER'S EQUITY

                                                  JUNE 30,     December 31,
                                                   2002             2001
===========================================================================

Series B 11% Senior Subordinated Notes maturing
 on October 1, 2003
  Interest payable semi-annually on April 1
   and October 1                                   $   100         $120,000

11% Senior Subordinated Pay-in-Kind Notes
 maturing January 31, 2009
  Interest payable semi-annually on April 1
   and October 1                                    81,654                -

10.5% Convertible Debentures
 Interest payable quarterly starting
  December 31, 2000                                  2,544            15,506

Term Loan, maturing December 31, 2003
 Interest payable quarterly at LIBOR plus margin    33,543            33,843
=============================================================================
                                                   117,841           169,349

Less : Amounts due within one year                   1,900            33,843
=============================================================================
                                                  $115,941          $135,506
                                                  ===========================


SERIES B 11% SENIOR SUBORDINATED NOTES

During the first quarter of 2001, AIP/CGI, Inc., the Company's parent, purchased $28,650 of the $120,000 outstanding Notes on the open market. In April 2001, AIP/CGI, Inc. purchased an additional $6,000 of the Notes ("Acquired Notes"). Interest on the Notes was payable semi-annually on October 1 and April 1. The interest related to the Acquired Notes amounted to $1,576 as of March 31, 2001. As a result, the Company recorded an equity contribution of $1,576, equivalent to the interest otherwise payable on the Acquired Notes owned by AIP/CGI, Inc. on March 31, 2001. The amount was credited to the contributed surplus account of the Company. No further interest was incurred by the Company on the Acquired Notes as AIP/CGI, Inc. waived all interest commencing on April 1, 2001.

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

(in thousands of U.S. dollars, unless otherwise noted)

EXCHANGE OFFER AND EXCHANGE OF NOTES FOR NEW NOTES

On January 10, 2002, the Company issued the Exchange Offer originally expiring on February 8, 2002, but extended to February 11, 2002. The Exchange Offer to all the Noteholders was for either (i) $935.00 principal amount of 11% Senior Subordinated Pay-in-Kind Notes due January 31, 2009, the New Notes, for each $1,000.00 principal amount of their outstanding 11% Series B Senior Subordinated Notes due 2003, the Notes, and $55.00 principal amount of New Notes for all of the accrued but unpaid interest on the Notes through the date of the Exchange Offer, or (ii) $573.63 principal amount of New Notes and $46.38 in cash for each $1,000.00 principal amount of Notes and $33.74 principal amount of New Notes for all of the accrued but unpaid interest on the Notes through the date of the Exchange Offer. The New Notes bear interest at the rate of 11% per annum from and after the date of issuance, payable semi-annually (with the first payment to occur on April 1, 2002) in either additional New Notes or cash at the Company's option on or prior to April 1, 2005, and payable in cash thereafter and have restrictive covenants substantially similar to those of the Notes, prior to giving effect to the waivers and amendments. The April 1, 2002 interest payment was made through the issuance of $1,205 of additional New Notes. Concurrently with the Exchange Offer, the Company also solicited consents from Holders of Notes to certain waivers with respect to defaults under, and amendments to, the old Indenture governing the Notes.

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

5. FINANCIAL STATEMENTS OF CONSOLTEX INC., CONSOLTEX (USA) INC. AND THE GUARANTOR SUBSIDIARIES

The Notes and the New Notes are guaranteed, on an unsecured senior subordinated basis, by the Company and all the active subsidiaries of the Issuers, except for Rafytica, S.A. The issuers and all subsidiary guarantors are wholly-owned by the Company. The guarantees are full, and unconditional and joint and several obligations of the guarantors. The table below reflects financial information of the Guarantors and Issuers, Rafytica, S.A. (the non-guarantor) and the Company on a consolidated basis, for the reporting period.
Consoltex Holdings, Inc., the parent company, has no independent assets or operations.


                                  Guarantors
                                  And Issuers    Rafytica, S.A.  Consolidated
                                                                  total
===============================================================================
Assets
  Current Assets                     $66,113           $2,968        $69,081
  Fixed Assets                        67,287              298         67,585
  Other long-term assets              80,556                -         80,556
============================================================================
Total assets                        $213,956           $3,266       $217,222
                                    ========================================

Liabilities and shareholders'
 equity
  Current liabilities                $75,868         $   181       $ 76,049
  Long-term liabilities              127,592               -        127,592
  Shareholders' equity                10,496           3,085         13,581
===========================================================================
Total liabilities and shareholders'
  equity                            $213,956         $ 3,266       $217,222
                                    =======================================

  Sales                             $ 82,549         $ 1,071       $ 83,620
  Earnings (loss) from operations     (1,990)            106         (1,884)
  Loss before income tax              (8,799)            135         (8,664)
  Net earnings (loss)                  2,898              98          2,996

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


RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

SALES

Consolidated sales for the quarter and six months ended June 30, 2002 were $45.8 million and $83.6 million, respectively, a decrease of 36.7% and 44.9% compared to sales of $72.4 million and $151.9 million for the quarter and six months ended June 30, 2001, respectively. The decrease was mainly due to the sale of the FIBC division, disposal of the U.S. based converting division, closure of the cut and sew facility in Mexico and reduced sales in the Fashion division of the Textile Operations, representing a decrease in the total amount of $31.4 million and $70.6 million, or 43.4% and 46.5%, compared to the quarter and six months ended June 30, 2001, respectively.

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

COST OF SALES
=============

Consolidated cost of sales for the quarter and six months ended June 30, 2002 of $37.3 million and $71.1 million, respectively, represent a decrease of 41.5% and 45.5% compared to cost of sales of $63.9 millon and $130.3 million for
the quarter and six months ended June 30,  2001,  respectively.   The decrease
was mainly due to the sale of the FIBC division, the disposal of the U.S.- based converting division, the closure of the cut and sew facility in Mexico and reduced sales in the Fashion division of the Textile Operations, representing a decrease in the total amount of $27.8 million and $60.6 million compared to the quarter and six months ended June 30, 2001, respectively.

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


FINANCING ACTIVITIES

At June 30, 2002, the outstanding balance on the senior bank term loan was $33.5 million. Term loan repayments for the quarter ended June 30, 2002 amounted to $0.3 million. There was no required term loan repayment for the first quarter of 2002. Also, during the first and second quarters of 2002, the Company issued $0.1 million and $0.1 million, respectively, of 10.5% Convertible Debentures to Les Gantiers Limited.

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


As at June 30, 2002:


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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


The following exhibits are included herein:

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.

                              CERTIFICATION
                  PURSUANT TO 18 U.S.C. SECTION 1350,
                 AS ADOPTED PURSUANT TO SECTION 906 OF
                     THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Consoltex Holdings, Inc. (the "Company") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Theodore C. Rogers, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/Theodore C. Rogers
Theodore C. Rogers
Chief Executive Officer

August 29, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934; as amended.

                              CERTIFICATION
                    PURSUANT TO 18 U.S.C. SECTION 1350,
                   AS ADOPTED PURSUANT TO SECTION 906 OF
                      THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Consoltex Holdings, Inc. (the "Company") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul J. Bamatter, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/Paul J. Bamatter
Paul J. Bamatter
Chief Financial Officer

August 29, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934; as amended.